Form 10-Q
period 2006-09-30
Trubion Pharmaceuticals, Inc
filed 2006-11-22
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 333-134709
TRUBION PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-2385898 (IRS Employer Identification No.)

2401 FOURTH AVENUE, SUITE 1050 SEATTLE, WASHINGTON	98121

(Address of registrant’s principal executive offices)	(Zip Code)
(206) 838-0500
(Telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 17, 2006 was 17,525,698.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,828	$4,681
Investments	23,745	5,228
Receivable from collaboration	14,539	40,000
Deferred financing costs	1,914	—
Prepaid expenses	312	119

Total current assets	51,338	50,028
Property and equipment, net	7,557	3,898
Other assets	135	83

Total assets	$59,030	$54,009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$768	$833
Accrued liabilities	6,209	1,954
Current portion of notes payable	891	1,187
Current portion of deferred rent	178	173
Current portion of deferred revenue	8,000	8,000

Total current liabilities	16,046	12,147
Non-current portion of notes payable	3,518	1,276
Non-current portion of deferred rent	540	675
Non-current portion of deferred revenue	25,778	31,778
Preferred stock warrant liability	260	282
Commitments
Convertible preferred stock, $0.001 par value per share 10,874,478 shares authorized at September 30, 2006 and December 31, 2005; 10,652,057 issued and outstanding at September 30, 2006 and December 31, 2005 (aggregate liquidation preference of $45,753 at September 30, 2006 and December 31, 2005)	45,753	45,753

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 14,272,046 and 13,554,458 shares authorized at September 30, 2006 and December 31, 2005; 1,459,748 and 1,395,201 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	6,885	3,357
Deferred stock-based compensation	(977)	(1,591)
Accumulated other comprehensive income (loss)	22	(2)
Accumulated deficit	(38,796)	(39,667)

Total stockholders’ equity (deficit)	(32,865)	(37,902)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$59,030	$54,009

The accompanying notes are an integral part of these financial statements.

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$16,539	$—	$30,175	$127
Operating expenses:
Research and development *	9,570	4,201	23,451	10,924
General and administrative *	2,032	759	7,101	2,498

Total operating expenses	11,602	4,960	30,552	13,422

Income (loss) from operations	4,937	(4,960)	(377)	(13,295)
Interest income	419	128	1,389	378
Interest expense	(49)	(52)	(163)	(150)
Other income (expense)	83	(66)	22	(66)

Income (loss) before cumulative effect of change in accounting principle	5,390	(4,950)	871	(13,133)
Cumulative effect of change in accounting principle	—	(62)	—	(62)

Net income (loss)	$5,390	$(5,012)	$871	$(13,195)

Basic net income (loss) per share	$3.79	$(6.33)	$0.63	$(17.49)

Diluted net income (loss) per share	$0.40	$(6.33)	$0.06	$(17.49)

Shares used in computation of basic net income (loss) per share	1,421,046	791,486	1,375,591	754,337

Shares used in computation of diluted net income (loss) per share	13,245,187	791,486	13,162,726	754,337

* Includes non-cash stock-based compensation as follows:
Research and development	$514	$281	$1,944	$536
General and administrative	504	116	2,141	225

Total non-cash stock-based compensation	$1,018	$397	$4,085	$761

The accompanying notes are an integral part of these financial statements.

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income (loss)	$871	$(13,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	3,415	321
Non-cash stock-based consulting expense	670	440
Depreciation and amortization expense	897	702
Amortization of debt discount	19	13
Revaluation of warrants to fair value	(22)	128
Changes in operating assets and liabilities:
Receivable from collaboration	25,461	—
Grant receivable	—	294
Deferred financing costs	(1,914)	—
Prepaid expenses and other assets	(245)	(117)
Accounts payable	(65)	(205)
Accrued liabilities	4,262	1,226
Deferred revenue	(6,000)	—
Deferred rent	(130)	(129)

Net cash provided by (used in) operating activities	27,219	(10,522)

Investing Activities:
Purchase of property and equipment	(4,556)	(879)
Purchase of investments	(70,048)	(25,021)
Maturities of investments	51,555	26,683

Net cash provided by (used in) investing activities	(23,049)	783

Financing Activities:
Proceeds from issuance on notes payable	2,847	622
Payments on notes payable	(920)	(647)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	11,997
Proceeds from exercise of stock options	50	4

Net cash provided by financing activities	1,977	11,976

Net increase in cash and cash equivalents	6,147	2,237
Cash and cash equivalents at beginning of period	4,681	4,020

Cash and cash equivalents at end of period	$10,828	$6,257

The accompanying notes are an integral part of these financial statements.

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Business
     Trubion Pharmaceuticals, Inc. (“Trubion” or the “Company”) (formerly Genecraft , LLC), was originally organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. In September 2003, the Company changed its name to Trubion Pharmaceuticals, Inc.
     Trubion is a biopharmaceutical company creating a pipeline of product candidates to treat autoimmune disease and cancer. The Company’s product candidates are single-chain polypeptides designed using its small modular immunopharmaceuticals (“SMIP”) custom drug assembly technology. These product candidates bind to biologic targets that have been clinically validated either by existing products or by potential products in late-stage clinical trials. Trubion designed and developed and submitted to the FDA an Investigational New Drug application for its lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial for rheumatoid arthritis, which was initiated in September 2006. The Company completed enrollment of its Phase IIa clinical trial in February 2006. In order to fund ongoing development activities and commercialize its products, the Company will, in some cases, enter into collaboration agreements which would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005, Trubion entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015. To date, none of the Company’s product candidates have been approved for marketing and sale and the Company has not received any product revenue.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
     The accompanying unaudited condensed financial statements and notes to condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 17, 2006.
Reverse Stock Split
     On October 12, 2006, the Company’s Board of Directors and stockholders approved a 6.271 to 1 reverse stock split. A Certificate of Amendment to the Company’s Restated Certificate of Incorporation was filed on October 12, 2006 effecting the 6.271 to 1 reverse stock split. All common and convertible preferred stock share and per-share data included in these financial statements have been retroactively restated to reflect the 6.271 to 1 reverse stock split.
Initial Public Offering
     In October 2006, the Company completed its initial public offering of 4,000,000 shares of its common stock at a public offering price of $13.00 per share. Net cash proceeds from the initial public offering were approximately $46.0 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 10,652,057 shares of common stock. In October 2006, the Company also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in net cash proceeds of $10.4 million.
     In October 2006 the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of the Company’s common stock, from which the Company received cash proceeds of approximately $7.3 million.

Exercise of Warrants
     In 2003 and 2004, in connection with an equipment financing arrangement, the Company issued an immediately exercisable and fully vested series of warrants to purchase 17,163 shares of Series A Preferred Stock at a per share price of $4.08. In 2005, in connection with an equipment financing arrangement, the Company issued an immediately exercisable and fully vested series of warrants to purchase 3,190 shares of Series B Preferred Stock at a per share price of $4.39. In November 2006, the warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 13,893 share of common stock to the warrant holder.
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement, otherwise consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     Trubion recognizes revenue from government grants and its collaboration agreement with Wyeth. Grant revenue is recognized when the related qualified research and development expenses are incurred up to the limit of the approval funding amounts. Revenue from its collaboration agreement with Wyeth consists of a non-refundable, non-creditable, up-front fee, collaborative research funding, and regulatory and sales milestones and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
Collaborative Research Funding: Internal and external research and development costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.
Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
Royalties: Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.
Research and Development
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers.
Accounting for Stock-Based Compensation

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement No. 123R, Share-Based Payment (“SFAS 123R”), under the prospective method which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. Through December 31, 2005, the Company accounted for employee stock options using the minimum-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized compensation expense only for options that had an exercise price below the fair market value at the date of grant. Also, through December 31, 2005, the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS 148”).
     In accordance with SFAS 123, as amended by SFAS 148, the Company has provided below pro forma disclosures of the effect on net loss as if SFAS 123 had been applied in measuring employee compensation expense for the three and nine months ended September 30, 2005.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(5,012)	$(13,195)
Add back: stock-based employee compensation expense included in net loss	148	321
Deduct: stock-based employee compensation expense determined under the fair value method	(151)	(342)

Pro forma net loss	$(5,015)	$(13,216)

Basic and diluted net loss per share, as reported	$(6.33)	$(17.49)

Pro forma basic and diluted net loss per share	$(6.34)	$(17.52)

     The fair value of these employee options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Risk-free interest rate	4.35%	4.35%
Weighted-average expected life (in years)	4.71	4.89
Expected dividend yield	0%	0%
Expected volatility rate	0%	0%
Weighted-average estimated fair value of employee options	$11.53	$4.89
Recent Accounting Pronouncements
     In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109) (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step, measurement, addresses tax positions that meet the more-likely-than-not criteria. The tax position is measured at the largest amount of the benefit that is more than 50 percent likely to be realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of implementation on its financial statements.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the accounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Cumulative Effect of Change in Accounting Principle
     On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). This Staff Position affirms that freestanding warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under Statement 150, the freestanding warrants that are related to the Company’s convertible preferred stock are liabilities that should be recorded at fair value. As discussed in Note 10, the Company previously accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. The impact consists of a $62,000 charge for the cumulative effect upon adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $134,000 of additional expense that has been recorded in other expense to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In the three and nine months ended September 30, 2006, the Company recorded $83,000 and $22,000 of other income to reflect the decrease in fair value of the warrant liability during these periods, respectively.
     The impact of the cumulative effect of change in accounting principle on net income (loss) per common share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.40	$(6.25)	$0.06	$(17.41)
Cumulative effect of change in accounting principle	—	(0.08)	—	(0.08)

Net income (loss)	$0.40	$(6.33)	$0.06	$(17.49)

Shares used in computing diluted net income (loss) per common share (in thousands)	13,245	791	13,163	754

     The pro forma effect of the adoption of FSP 150-5 on the Company’s results of operations for 2003, 2004 and 2005, if applied retroactively, assuming FSP 150-5 had been adopted in those years, has not been disclosed, as these amounts would not be materially different from the reported amounts.
4. Net Income (Loss) per Share
     Basic earnings (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding for the period including the dilutive effect of stock options, warrants, common stock subject to repurchase by the Company and shares to be issued upon conversion of convertible preferred stock. Using the treasury stock method, the effect of dilutive securities on the weighted average shares used in the computation of earnings per share was 11.8 million shares for the three months and nine months ended September 30, 2006. Stock options, warrants, common stock subject to repurchase by the Company and shares to be issued upon conversion of the convertible preferred stock were not included in the net loss per share calculation for the three and nine months ended September 30, 2005 because the inclusion of such shares would have an anti-dilutive effect. The components for calculating net income or loss per share are set forth in the following table (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$5,390	$(5,012)	$871	$(13,195)
Preferred stock warrant liability income	(83)	—	(22)	—

Net income (loss), dilutive	$5,307	$(5,012)	$849	$(13,195)

Weighted average common shares outstanding, basic	1,421	791	1,376	754
Dilutive stock options and warrants	1,153	—	1,116	—
Dilutive preferred stock	10,652	—	10,652	—
Shares subject to repurchase	19	—	19	—

Weighted average common shares outstanding, diluted	13,245	791	13,163	754

Net income (loss) per common share, basic	$3.79	$(6.33)	$0.63	$(17.49)

Net income (loss) per common share, diluted	$0.40	$(6.33)	$0.06	$(17.49)

     Potentially dilutive securities relative to the 2005 periods above include the following (in thousands):

As of
September 30, 2005
Stock options	1,303
Warrants to purchase convertible preferred stock	20
Common shares subject to repurchase	127
Convertible preferred stock	10,652

12,102

Non-GAAP Pro Forma Basic Net Income (Loss) per Share
     The additional non-GAAP disclosure below shows what basic net income (loss) per share would have been if the conversion of the Company’s shares of redeemable convertible preferred stock, that occurred on October 17, 2006, had occurred at the beginning of the respective periods being reported using the as-if-converted method. Management believes that this non-GAAP pro forma information provides meaningful supplemental information that helps investors compare the results of prior periods after giving effect to the change in capitalization resulting from the conversion of preferred stock. The Company’s non-GAAP pro forma basic net income (loss) per share is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$5,390	$(5,012)	$871	$(13,195)
Preferred stock warrant liability income	(83)	—	(22)	—

Pro forma net income (loss)	$5,307	$(5,012)	$849	$(13,195)

Shares used to compute basic net income (loss) per share	1,421	791	1,376	754
Pro forma adjustments to reflect weighted-average effect of conversion of preferred stock on January 1, 2005	10,652	10,652	10,652	10,652

Non-GAAP pro forma shares used in pro forma basic net income (loss) per share	12,073	11,443	12,028	11,406

Non-GAAP pro forma basic net income (loss) per share	$0.44	$(0.44)	$0.07	$(1.16)

5. Collaboration Agreement
     In December 2005, the Company entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of its lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. The Company is also collaborating with Wyeth on the development and worldwide commercialization of other SMIP product candidates directed to targets other than CD20 established pursuant to the agreement. In addition, the Company has the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The Company retains the right to develop and commercialize, on its own or with others, SMIP product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the collaboration agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid the Company a $40 million non-refundable, non-creditable up-front fee in January 2006. The agreement with Wyeth provides that the Company is to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s future financial obligations to the Company also include payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to targets other than CD20 and that have been and are to be selected by Wyeth pursuant to the agreement. Wyeth’s future financial obligations to the Company also include collaborative research funding commitments of up to $9 million per year in exchange for a commitment by the Company to provide an agreed upon number of full-time employees to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These future financial obligations include as well additional amounts for reimbursement of agreed external research and development costs. In addition, the Company will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007. The $40 million up-front fee is being recognized ratably over the estimated term of the related research and development period of five years.
     During the three months and nine months ended September 30, 2006, the Company recognized as revenue $16.5 million and $30.2 million for research and development services pursuant to the Company’s Wyeth collaboration, respectively. The $16.5 million is comprised of $2.0 million for amortization of the $40 million up-front fee received from Wyeth, $6.5 million for collaborative research funding from the Wyeth collaboration and $8 million for a milestone. The $30.2 million is comprised of $6.0 million for amortization of the $40 million up-front fee received from Wyeth, $16.2 million for collaborative research funding from the Wyeth collaboration and $8 million for a milestone.
6. Stock-Based Compensation
     The components of the stock-based compensation recognized in the Company’s Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$66	$63	$129	$106	$41	$147
Employee stock options granted on or subsequent to January 1, 2006	422	260	682	—	—	—
Non-employee stock options	16	191	207	10	240	250

	$504	$514	$1,018	$116	$281	$397

	Nine Months Ended September 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$199	$205	$404	$206	$115	$321
Employee stock options granted on or subsequent to January 1, 2006	1,888	1,122	3,010	—	—	—
Non-employee stock options	54	617	671	19	421	440

	$2,141	$1,944	$4,085	$225	$536	$761

     In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all future share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and was effective beginning January 1, 2006. Effective January 1, 2006, the Company began accounting for grants of stock options to employees utilizing the fair value recognition provisions of SFAS 123R. As a result of the adoption of FAS 123R, the Company’s net income decreased by approximately $1.0 million or $0.73 per basic share and $0.08 per diluted share in the nine months ended September 30, 2006.
Employee Stock Options Granted Prior to January 1, 2006
     Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of the Company’s common stock and the exercise price of the option. The Company recorded the total valuation of these options as a component of stockholders’ equity (deficit), which will be amortized over the vesting period of the applicable option on a straight line basis. As of September 30, 2006 the expected future amortization of expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$126
2007	503
2008	312
2009	36

$977

Employee Stock Options Granted On or Subsequent to January 1, 2006
     Compensation cost for employee stock options granted on or subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable option on a straight line basis. Adoption of SFAS 123R was implemented utilizing the prospective transition method. Under this method, compensation costs recognized during the three and nine months ended September 30, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the minimum-value method in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     As stock-based compensation expense recognized in the Statement of Operations for the nine months ended September 30, 2006 is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company chose the straight-line method of allocating compensation cost under SFAS 123R. The Company also chose to continue utilizing the Black-Scholes model as its chosen option-pricing model.
     In regards to the calculation of expected term, the Company chose to utilize the “simplified” method for “plain vanilla” options as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. This method is not permitted for options granted, modified or settled after December 31, 2007.
     For the calculation of expected volatility, the Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The Company used the following factors to identify similar public entities: industry, stage of life cycle and the existence of at least one significant partnership. The result of the adoption of SFAS 123R is an increase in the value of estimated non-cash stock-based compensation reflected in the Company’s Statements of Operations in the three and nine months ended September 30, 2006.
     The fair value of each employee option grant in the three month and nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.74%	4.63%-5.04%
Weighted-average expected life (in years)	6.25	5.5-6.25
Expected dividend yield	0%	0%
Expected volatility rate	75%	75%
Weighted-average estimated fair value of employee options	$13.31	$15.11
     In accordance with the prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $3.4 million. Of the $3.4 million, $1.3 million was included in research and development expense and $2.1 million was included in general and administrative expense. The $3.4 million of employee stock-based compensation expense includes $309,000 related to the accelerated vesting of options in the first quarter of 2006. In addition, of the $3.4 million, $3.0 million was related to options granted or modified in 2006. As of September 30, 2006, total compensation related to nonvested options not yet recognized in the financial statements is approximately $8.1 million and the weighted average period over which it is expected to be recognized is approximately 1.3 years. The Company recorded no tax benefit related to these options during the first nine months of 2006 since the Company currently maintains a full valuation allowance on all deferred tax assets.
Non-Employee Stock Options
     The Company accounts for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services rendered. The stock compensation costs of these options granted to non-employees are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received. During the nine months ended September 30, 2006, the company granted 9,571 options to non-employees to purchase shares of common stock, at an exercise price of $8.34 per share and an estimated Black-Scholes fair value of $14.43 per share. No stock options were granted to non-employees during the nine months ended September 30, 2005.
     The Company valued the non-employee stock options granted during the nine months ended September 30, 2006, using the Black-Scholes valuation model, using a volatility rate of 100%, an expected life representing the remaining contractual life of ten years, an expected dividend yield of 0% and a risk-free interest rate of 4.50%. Stock-based compensation expense associated with non-employee options was $40,000 and $29,000 for the three months ended September 30, 2006 and 2005, respectively, and $138,000 and $56,000 for the nine months ended September 30, 2006 and 2005, respectively.
     Stock-based compensation expense related to restricted stock awards granted to members of the Company’s Scientific Advisory Board was $34,000 and $58,000 for the three months ended September 30, 2006 and 2005, respectively. Stock-based compensation expense related to restricted stock awards granted to members of the Company’s Scientific Advisory Board was $108,000 and $73,000 for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense is recorded using straight-line amortization in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
     In addition, the Company issued shares of common stock to certain of its founders who act as consultants to Trubion. These shares are subject to repurchase rights by the Company that lapse over time. The Company records differences between the fair market value of its common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the three months ended September 30, 2006 and 2005 the Company recorded $133,000 and $163,000, respectively, related to these shares. During the nine months ended September 30, 2006 and 2005, the Company recorded expense of $424,000 and $311,000, respectively, related to these shares. As of September 30, 2006, there were 19,039 shares of the Company’s common stock subject to the Company’s right to repurchase at the original purchase price.

Equity Incentive Plans
     In September 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan is intended to serve as the successor equity incentive program to the Company’s 2002 Stock Plan and 2002 Equity Incentive Plan. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2002 Stock Plan and the 2002 Equity Incentive Plan. A total of 437,500 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of common stock available for issuance under the 2002 Stock Plan and the 2002 Equity Incentive Plan. Also, any shares returned to the 2002 Stock Plan and the 2002 Equity Incentive Plans as a result of termination of options or repurchase of shares will be included in the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance may be increased by an amount equal to the lesser of: (i) 1,500,000 shares; (ii) 5% of the outstanding shares of the Company’s common stock on the first day of each fiscal year; or (iii) such other amount as our board of directors may determine.
     The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the estimated fair value at September 30, 2006 of $15.30 per share (aggregate intrinsic value in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
	Number	Contractual Life	Aggregate	Number	Aggregate
Exercise Price per Share	of Shares	(in years)	Intrinsic Value	of Shares	Intrinsic Value
$0.07	91,532	5.99	$1,394	91,532	$1,394
$0.32	682,876	7.86	10,234	353,348	5,295
$2.70	126,104	9.17	1,589	73,586	927
$6.53	530,905	9.41	4,660	85,850	754
$8.35	55,809	9.51	388	—	—
$9.35	49,020	9.69	292	—	—
$11.86	6,614	9.99	23	—	—

$0.07 - $11.86	1,542,860	8.52	$18,580	604,316	$8,370

     A summary of the Company’s stock option activity during the nine months ended September 30, 2006 is presented in the following table:

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Options	Price Per	Life	Intrinsic
	Grant	Granted	Share	(in years)	Value
Balance at January 1, 2006	60,622	974,151	$0.63
Authorized increase in Plan	1,136,542	—	—
Granted at less then fair value	(652,101)	652,101	6.94
Forfeited	18,845	(18,845)	2.29
Exercised	—	(64,547)	0.78

Balance at September 30, 2006	563,908	1,542,860	3.26	8.52	$18,580

Vested and expected to vest at September 30, 2006	—	1,472,000	3.18	0.73	$17,841
Exercisable at September 30, 2006	—	604,316	$1.45	7.85	$8,370
     During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $1.1 million.
     The following is a summary of restricted stock award activity:

Outstanding
Stock
Awards
Balance at January 1, 2006	96,108
Units granted	—
Units vested	(77,069)

Balance at September 30, 2006	19,039

7. Comprehensive Income (Loss)
     The Company reported comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to stockholders’ equity other than those resulting from investments by and distributions to owners. The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in unrealized gain or loss on investments as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$5,390	$(5,012)	$871	$(13,195)
Net unrealized gain on investments	45	4	24	4

Comprehensive loss	$5,435	$(5,008)	$895	$(13,191)

8. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Lab equipment	$4,497	$3,056
Leasehold improvements	4,464	2,148
Furniture and fixtures	178	180
Computer equipment and software	616	358
Construction in progress	542	—

	10,297	5,742
Accumulated depreciation and amoritization	(2,740)	(1,844)

	$7,557	$3,898

9. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accrued compensation	$502	$291
Accrued professional fees	774	273
Accrued preclinical and manufacturing	3,585	975
Accrued clinical trials	557	324
Accrued construction in progress	523	—
Other	268	91

	$6,209	$1,954

10. Notes Payable – Equipment Financing Arrangements
     The Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank (“Bank”) effective September 12, 2006 and executed on September 20, 2006. The terms of the Loan and Security Agreement provide for an $8 million debt facility secured by a security interest in the Company’s assets, other than intellectual property. The Company may request equipment and leasehold facility advances through September 12, 2007. Interest shall accrue from the date of each equipment advance and is payable monthly. Any equipment advances that are outstanding on September 12, 2007 shall be payable in sixty (60) equal installments of principal, plus all accrued interest, beginning on October 12, 2007.
     The outstanding balances under the Loan and Security Agreement bear interest on a monthly basis at a variety of interest rates to be elected by the Company at the time of each advance ranging from a floating rate of prime to a fixed rate of 8.50% depending on the amount of deposits with the Bank. As of September 30, 2006, the Company had drawn $2.9 million of the loan.
     The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.
11. Commitments
     On January 8, 2004, the Company entered into an agreement with Lonza Biologics (“Lonza”) for certain development and manufacturing services with respect to the Company’s lead product candidate. On November 21, 2005, Trubion entered into a manufacturing services agreement with Lonza whereby Lonza will manufacture Trubion’s lead product candidate for use in clinical trials and, upon regulatory approval, for commercial use. Trubion reserves manufacturing capacity under pre-specified terms and conditions up to one year or more in advance. As of September 30, 2006, Trubion had committed to purchase $3.1 million of manufacturing services from Lonza in the remainder of 2006 and 2007. If the Company terminates its agreement with Lonza without providing adequate notice to Lonza under the agreement, the Company may incur cancellation fees.
     On August 22, 2006, in connection with the anticipated transition of manufacturing responsibilities for TRU-015 to Wyeth, we cancelled an order for TRU-015 under the Company’s supply agreement with Lonza. Although the amount of cancellation fee, if any, has not yet been determined, to the extent we are liable for any such fee, Wyeth has agreed to reimburse us for all such amounts pursuant to our collaboration agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
     We are a biopharmaceutical company creating a pipeline of product candidates to treat autoimmune disease and cancer. Our product candidates are novel proteins known as single-chain polypeptides and are designed using our SMIP custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late stage clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than such existing or potential products. In less than 24 months, we designed, developed and submitted to the FDA an Investigational New Drug application, or IND, for our lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial for the treatment of rheumatoid arthritis (“RA”), which was initiated in September 2006. We completed enrollment of our Phase IIa clinical trial in February 2006.
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIP product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIP product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the collaboration agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement concurrent with our initial public offering 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Wyeth’s future financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. In addition, future financial obligations also include additional amounts for reimbursement of agreed external research and development costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to targets other than CD20 and that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007.
     Our TRU-016 program is focused on the development of a novel CD37-targeted therapy for NHL and CLL, two types of B cell malignancies. We believe that a CD37-targeted therapy may provide patients with improved therapeutic options or benefits that may work alone or in conjunction with CD20-targeted immunopharmaceuticals.
     From our inception to 2004, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. At the end of 2004, we filed our first IND for our lead product candidate, TRU-015. In 2005, we expanded our activities to include the clinical development of TRU-015 in a Phase I study in RA. The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue the development of our product candidates. Expenditures associated with our product candidates included in the Wyeth collaboration will be substantially offset by reimbursement revenue from Wyeth.
     In September 2006, we, in collaboration with Wyeth, initiated a Phase IIb clinical trial for TRU-015 in the treatment of RA, which we expect will result in expenditures significantly higher than in previous years. If this product candidate continues to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. However, these expenses will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
     We have incurred significant losses since our inception. As of September 30, 2006, our accumulated deficit was $38.8 million and total stockholders’ deficit was $32.9 million. During the nine months ended September 30, 2006 and 2005 we recognized net income of $871,000 and net loss of $13.2 million, respectively. Our net income recognized in the nine months ended September 30, 2006 is not indicative of anticipated future results. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing and clinical trials, expand our research and development efforts, and add the necessary infrastructure to support operating as a publicly-held company. In addition, we expect revenue to fluctuate in the future due to the timing of reimbursed legal, clinical and manufacturing development costs and the recognition of the associated collaborative research revenue.
     We were organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. To date, we have funded our operations primarily through the sale of common and preferred stock, strategic alliances, government grants and equipment financings.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this prospectus. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2005 in our Registration Statement on Form S-1 (File No. 333-134709). Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals and stock-based compensation are the most critical to understanding and evaluating our reported financial results.

Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement, otherwise consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     We recognize revenue from government grants and from our collaboration agreement with Wyeth. Grant revenue is recognized when the related qualified research and development expenses are incurred up to the limit of the approval funding amounts. Revenue from our collaboration agreement with Wyeth consists of a non-refundable, non-creditable, up-front fee, collaborative research funding, regulatory and sales milestones and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
Collaborative Research Funding: Internal and external research and development costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.
Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
Royalties: Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.
Preclinical Study and Clinical Trial Accruals
     We estimate our preclinical study and clinical trial expenses based on our estimates of the services received pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. Preclinical study and clinical trial expenses include the following:
•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to contract research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.
     We record accruals for these preclinical study and clinical trial expenses based upon the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. If any of our product candidates enter Phase III clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related to interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We adopted SFAS 123R using the prospective transition method. Under this method, compensation costs recognized during the nine months ended September 30, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     In accordance with the prospective transition method, our Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $3.4 million. Of the $3.4 million, $1.3 million was included in research and development expense and $2.1 million was included in general and administrative expense. The $3.4 million of employee stock-based compensation expense includes $309,000 related to the accelerated vesting of options in the first quarter of 2006. In addition, of the $3.4 million, $3.0 million was related to options granted or modified in 2006. As a result of the adoption of FAS 123R, our net income decreased by approximately $1.0 million or $0.73 per basic share and $0.08 per diluted share in the nine months ended September 30, 2006. As of September 30, 2006, total compensation related to nonvested options not yet recognized in the financial statements is approximately $8.1 million and the weighted average period over which it is expected to be recognized is approximately 1.3 years.
     We account for stock compensation arrangements with non-employees in accordance with SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of our common stock, risk free interest rates and expected dividend yields of our common stock. We have to date assumed that non-employee stock options have an expected life of ten years, representing their full contractual life, and assumed common stock volatility of 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.
     Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or services have been completed or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $40,000 and $29,000 for the three months ended September 30, 2006 and 2005, respectively, and $138,000 and $56,000 for the nine months ended September 30, 2006 and 2005, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based upon the volatility of our future stock price.
     In addition, certain of our founders act as consultants to us and were issued shares of our common stock in 2001, which in November 2002 were made subject to repurchase rights that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the three months ended September 30, 2006 and 2005 the Company recorded $133,000 and $163,000, respectively, related to these shares. During the nine months ended September 30, 2006 and 2005 we recorded expense of $424,000 and $311,000, respectively, in conjunction with these shares.
     We recorded approximately $34,000 and $58,000 of stock-based compensation during the three months ended September 30, 2006 and 2005, respectively and we recorded approximately $108,000 and $73,000 of stock-based compensation during the nine months ended September 30, 2006 and 2005, respectively, related to restricted stock awards granted to members of our Scientific Advisory Board. Compensation expense is recorded using straight-line amortization in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Results of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005
Revenue.
     Revenue increased to $16.5 million in the three months ended September 30, 2006 from $0 in the three months ended September 30, 2005. Revenue increased to $30.2 million in the nine months ended September 30, 2006 compared to $127,000 in the nine months ended September 30, 2005. The three-month and nine-month increases were due to revenue from the Wyeth collaboration. Revenue in the three months ended September 30, 2006 was comprised of $6.5 million for collaborative research funding, $2.0 million for amortization of the $40 million up-front fee and $8 million for a milestone payment. Revenue in the nine months ended September 30, 2006 was comprised of $16.2 million for collaborative research funding, $6.0 million for amortization of the $40 million up-front fee and $8 million for a milestone payment. The up-front fee is being amortized over the term of the research and development period. We expect revenue to fluctuate in the future due to the timing of reimbursed legal, clinical and manufacturing development costs and the recognition of the associated collaborative research revenue.
Research and Development Expenses.
     Research and development expenses increased to $9.6 million in the three months ended September 30, 2006 from $4.2 million in the three months ended September 30, 2005. Research and development expenses increased to $23.5 million in the nine months ended September 30, 2006 from $10.9 million in the nine months ended September 30, 2005. The three- and nine-month increases were primarily due to increased manufacturing costs to support clinical trials for our lead product candidate, TRU-015, increased personnel-related expenses, increased clinical trial costs related to our lead product candidate, TRU-015 and an increase in lab supplies to support our research activities. Total stock-based compensation expense increased by $233,000 and $1.4 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Research and development expenses represented 77% and 81% of total operating expenses in the nine months ended September 30, 2006 and 2005, respectively. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-015 and TRU-016 product candidates, as well as the related expansion of our research and development organization, advancement of our preclinical programs and product candidate manufacturing costs.
     At any time, we have many ongoing research projects. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications, and through our basic research activities, we are seeking to design potential drug candidates for multiple new disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the costs incurred for our research and development programs on a program specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Research and preclinical programs	$3,673	$1,828	$9,448	$5,627
Clinical development programs	5,897	2,373	14,003	5,297

Total research and development	$9,570	$4,201	$23,451	$10,924

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies and indirect costs such as rent, utilities and depreciation. Clinical development costs consist of clinical manufacturing, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities and depreciation. These costs have increased over time as we have increased headcount and scaled our manufacturing operations and clinical trials.
     The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a variety of reasons. Product candidates may be found to be ineffective or to cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates may be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy.
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase IIa and IIb trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIP product candidates with Wyeth and the product candidates in our TRU-016 program together with other SMIP product candidates that are outside of the collaboration, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
General and Administrative Expenses.
     General and administrative expenses increased to $2.0 million in the three months ended September 30, 2006 from $759,000 in the three months ended September 30, 2005. General and administrative expenses increased to $7.1 million in the nine months ended September 30, 2006 from $2.5 million in the nine months ended September 30, 2006. The three- and nine-month increases are primarily due to an increase in fees related to filings for the protection of our intellectual property and increased personnel-related expenses incurred in anticipation of the requirements of operating as a publicly-held company. Total stock-based compensation increased by $388,000 and $1.9 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. We expect our general and administrative expenses to increase in the future as we add additional personnel to support the growth of our research and development organization and incur additional expense as a result of becoming a publicly traded company.
Net Interest Income.
     Net interest income increased to $370,000 in the three months ended September 30, 2006 from $76,000 in the three months ended September 30, 2005. Net interest income increased to $1.2 million in the nine months ended September 30, 2006 from $228,000 in the three months ended September 30, 2005. The three- and nine-month increases were primarily the result of increases in our average cash balance in the first three and nine months of 2006 compared to the same periods in 2005. We expect net interest income to increase in 2006 as a result of higher cash balances due to our Wyeth collaboration as well as proceeds from our initial public offering and the concurrent private placement to Wyeth, which will be partially offset by an increase in equipment financing interest expense.
Cumulative Effect of Change in Accounting Principle.
     In the third quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). This Staff Position affirms that freestanding warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price and requires us to classify the warrants on our preferred stock as liabilities and adjust our warrant instruments to fair value at each reporting period. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. We recorded a $62,000 charge for the cumulative effect upon adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $66,000 of additional expense that was recorded in other expense in the period from July 1, 2005 through September 30, 2005, to reflect the increase in fair value of the warrants. For the nine months ended September 30, 2006, we recorded $22,000 of other income to reflect the decrease in fair value between January 1, 2006 and September 30, 2006.
Liquidity and Capital Resources
     From inception through December 31, 2005, we have financed our operations primarily through private placements of equity securities, receiving aggregate net proceeds from such sales totaling $45.4 million. We have received additional funding from asset-based lease financings, interest earned on investments and government grants. In January 2006, we received $40 million from Wyeth for the payment of the up-front fee. As of September 30, 2006, we had $34.6 million in cash, cash equivalents and short-term investments and a $14.5 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     In October 2006 we completed our initial public offering of 4,000,000 shares of our common stock at a public offering price of $13.00 per share for gross proceeds of $52 million. Net proceeds from the initial public offering are estimated to be approximately $46.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We also received proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in the concurrent private placement to Wyeth.
     In October 2006 the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of our common stock at a public offering price of $13.00 per share, from which we received additional net cash proceeds of approximately $7.3 million.
     Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2006 primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs and deferred financing costs incurred in relation to our initial public offering. Net cash used in operating activities was $10.5 million for the nine months ended September 30, 2005 primarily due to external research and development expenses, clinical trial costs, personnel-related costs, third party supplier expenses and professional fees.
     Net cash used in investing activities was $23 million for the nine months ended September 30, 2006. Net cash provided by investing activities was $783,000 in the nine months ended September 30, 2005. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $4.6 million and $879,000 in the nine months ended September 30, 2006 and 2005, respectively. We expect to continue to make significant investments in property and equipment in 2006 as we expand our operations.
     Net cash provided by financing activities was $2 million and $12 million in the nine months ended September 30, 2006 and 2005, respectively. Financing activities consist primarily of the net proceeds from the sale of our preferred stock in February 2005 and equipment financing arrangements during 2006.
     On August 22, 2006, in connection with the anticipated transition of manufacturing responsibilities for TRU-015 to Wyeth, we cancelled an order for TRU-015 under the Company’s supply agreement with Lonza. Although the amount of cancellation fee, if any, has not yet been determined, to the extent we are liable for any such fee, Wyeth has agreed to reimburse us for all such amounts pursuant to our collaboration agreement.

          We entered into a Loan and Security Agreement with Comerica Bank effective September 12, 2006. The terms of the Loan and Security Agreement provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. We may request equipment and leasehold facility advances through September 12, 2007. Interest shall accrue from the date of each equipment advance and be payable monthly. Any equipment advances that are outstanding on September 12, 2007 shall be payable in sixty (60) equal installments of principal, plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance ranging from a floating rate of prime to a fixed rate of 8.50% depending on the amount of our deposits with the bank. As of September 30, 2006, we had drawn $2.9 million of the loan.
          Based on our current operating plans, we believe that our existing capital resources and the net proceeds from our initial public offering and the concurrent private placement to Wyeth, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 24 months. We have based this estimate on the estimated initial public offering net proceeds of approximately $53.3 million, the net proceeds from the concurrent private placement to Wyeth of $10.4 million, the $40 million non-refundable, non-creditable, up-front fee Wyeth paid to us in January 2006 and Wyeth’s committed annual research funding under the collaboration agreement exclusive of any third party reimbursements or milestones earned. We have estimated increased expenses, however, expense assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels;

•	unexpected costs related to the development of our manufacturing capability will not be material; and

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period.
          Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
          We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of September 30, 2006, we had short-term investments of $23.7 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
     We may be subject to exposure to fluctuations in foreign exchange rates in connections with service agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     However, in connection with our fiscal 2005 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that misstatements caused by error or fraud in amounts that are material to our audited financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.
     The material weakness reported by our independent registered public accounting firm relates to our periodic financial statement close process, and the lack of financial accounting and reporting expertise, a lack of sufficient levels of review and approval of the results of the closing procedures and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
     Subsequent to December 31, 2005, we undertook corrective actions, including the strengthening of our internal staffing and technical expertise in financial and Securities Exchange Commission accounting and reporting, and segregating duties within our accounting and finance department, to ensure that the financial statements and other financial information included in this Quarterly Report are complete and accurate in all material respects. In addition, we are taking certain additional remedial measures to improve the effectiveness of our internal controls. Specifically, we will be upgrading our accounting software systems and engaging an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices.

          These material weaknesses may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of September 30, 2006, our disclosure controls and procedures could not be deemed effective.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this prospectus, including our financial statements and the related notes, before deciding to purchase any shares of our common stock.
Risks Related to our Business
          Our success is dependent on the success of our lead product candidate, TRU-015, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.
          Our lead product candidate, TRU-015, is currently being evaluated in Phase IIa and Phase IIb clinical trials for the treatment of rheumatoid arthritis, or RA, and will require the successful completion of this and other planned Phase II and Phase III clinical trials before we are able to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval. This process can take many years and require the expenditure of substantial resources. In December 2005, we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process and any subsequent commercialization of TRU-015. Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials fail to demonstrate that TRU-015 is safe and effective, it will not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.
          We are a biopharmaceutical company with a limited operating history, have not generated revenue from product sales and face many risks inherent in our business. If we do not overcome these risks, our business will not succeed.
          Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in March 1999, and since that time we have been engaged in research and development activities in connection with our SMIP custom drug assembly technology and our product candidates. We have never generated any revenue from product sales. We are seeking to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. As such, we are subject to all the risks described in this prospectus incident to the creation of new biological products and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. You also should consider that we will need to:
•	obtain sufficient capital to support our efforts to develop our technology and create a pipeline of product candidates and

•	complete and continue to enhance the characteristics and development of our product candidates.
          We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
          We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. We had net losses of $5.6 million, $14.2 million and $18.9 million for the years ended December 31, 2003, 2004, 2005, respectively. We had net income of $871,000 for the nine months ended September 30, 2006. Our net income recognized in the nine months ended September 30, 2006 is not indicative of future results. As of September 30, 2006, we had an accumulated deficit of $38.8 million. Since inception, we have incurred $54 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability.

Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carry forwards and credits may be substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions.
     There is no assurance that we will be granted regulatory approval for any of our product candidates.
     The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources and may include post-marketing studies and surveillance. To date, we have not successfully completed any Phase II or Phase III clinical trials. We are currently testing our lead product candidate, TRU-015, in an ongoing fully-enrolled Phase IIa clinical trial for the treatment of RA, and in September 2006, we initiated a Phase IIb clinical trial in the same indication. All of our other product candidates remain in the discovery and preclinical testing stages. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. There can be no assurance that regulatory approval will be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
     We are dependent upon our collaborative relationship with Wyeth to develop, manufacture and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIP product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIP product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Although Wyeth is responsible for the development, manufacture and commercialization of product candidates directed to collaboration targets, including CD20, and the costs associated with such development, manufacture and commercialization, we are obligated to complete the ongoing Phase IIa study in RA, to conduct the recently initiated Phase IIb study in RA and to conduct niche indication registration studies for CD20 directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee, consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, however, is vested in Wyeth. At any time after December 22, 2007, Wyeth may terminate the collaboration relationship in whole or in part without cause by giving 90 days written notice to us. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture or commercialize the product candidate directed to that target.
     Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement is dependent on the efforts of Wyeth. We cannot assure you that Wyeth will fulfill its obligations under this agreement or will develop and commercialize our product candidates as quickly as we would like. If Wyeth fails to fulfill its obligations under this agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.
          Our relationship with Wyeth may have a negative effect on our ability to enter into relationships with third parties.
          In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and commercialization of other SMIP product candidates directed to targets other than CD20 established pursuant to our agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
          Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.
          Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not completed Phase II or Phase III clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:
•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.
          It is possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.
          We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.
          We do not currently have the ability to conduct clinical trials, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.
          Even if our product candidates receive regulatory approval, they could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
          Any product candidate for which we receive regulatory approval, together with the manufacturing processes, post-approval clinical data, and advertising and promotional activities for such product, will be subject to continued review and regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or on the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in:
•	restrictions on the products or manufacturing processes;

•	withdrawal of the products from the market;

•	voluntary or mandatory recalls;

•	Fines;

•	suspension of regulatory approvals;

•	product seizures; or

•	injunctions or the imposition of civil or criminal penalties.
          If we are slow or otherwise unable to adapt to changes in existing regulatory requirements, we may lose marketing approval for any approved products.
          Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
          We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval for any of our product candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.
          Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.
          Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of adverse side effects;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.
          If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, our business, financial condition and results of operation would be materially and adversely affected.
          If we are unable to obtain, maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.
          Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:
•	obtain patent and other proprietary protection for our technology, processes and product candidates;

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
          We currently have two issued patents, one in the US and one in China. In addition, we have 22 U.S. and 52 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:
•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under United States or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.
          The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, we cannot assure you that patent applications owned by or licensed to us will result in patents being issued, or that, if issued, the patents will give us an advantage over competitors with similar technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.

     Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you that any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. We cannot assure you that our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.
     In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection of our information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.
     If our SMIP technology or our product candidates, including TRU-015, conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration agreement with Wyeth.
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006 we filed an opposition to this patent raising objections as to its validity. A copy of our opposition filing has been filed as an exhibit to the registration statement of which this prospectus forms a part.
     We cannot provide any assurance that we will be successful in opposing the grant of Genentech’s patent. Other parties also had the right to oppose the grant of the Genentech patent and to file the grounds of their opposition prior to August 30, 2006 with the European patent office and request that the patent office re- examine the validity of the patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc. Glaxo Group Limited, Serono S.A. and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth.
     If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot provide any assurance that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated which could have a material and adverse effect on our business, financial condition and results of operations. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless or until a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot provide any assurance that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could have a material adverse effect on our business, financial condition, results of operations and our collaboration with Wyeth.
     Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties and we cannot be certain that we would be able to obtain such licenses at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our SMIP product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third party sources. These third party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
     There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.
     We cannot assure you that we would prevail in any legal action or that any license required under a third party patent would be made available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.
     We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
     The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention which could result in substantial costs to us or an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.
     If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our business could be harmed.
     Our ability to commercialize any product candidate profitably will depend in part on the extent to which reimbursement for such product candidate and related treatments will be available from government health administration authorities, private health insurers or private payors, and other organizations in the United States and internationally. Even if we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell it profitably. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. There may be significant delays in obtaining coverage for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Moreover, eligibility for coverage does not mean that any product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Increasingly, the third-party payors who reimburse patients, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs, our business could be harmed.

          We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
          The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.
          Although we currently have product liability insurance coverage for our clinical trials for expenses or losses up to a $5 million aggregate annual limit, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any or all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
          We currently rely on a single manufacturer to supply one of our product candidates, which could delay or prevent the clinical development and commercialization of our product candidates.
          We currently depend on Lonza Biologics for both the supply of one of our product candidates as well as certain development activities. Any disruption in production, inability of Lonza to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities, successfully complete preclinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all. The term of our agreement with Lonza for the production of TRU-015 for clinical trials and commercial use ends on December 31, 2010 unless we mutually agree to extend the term. In addition, Lonza may terminate the agreement if we do not file a biologics license application, or BLA, with the FDA for TRU-015, if our BLA is rejected by the FDA, or if we withdraw our BLA after it is accepted by the FDA. We may also terminate the agreement for convenience, if we are enjoined by judicial action from taking further steps to manufacture TRU-015 or if Lonza ceases to own or lawfully control any facility that is required to manufacture TRU-015. Either party may terminate the agreement if the other party breaches the agreement, is unable to perform as a result of circumstances outside of its control, becomes insolvent, is the subject of bankruptcy proceedings or has a receiver appointed for its property. If this agreement with Lonza is terminated, we may incur cancellation fees. On August 22, 2006, in connection with the anticipated transition of manufacturing responsibilities for TRU-015 to Wyeth, we cancelled an order for TRU-015 under our supply agreement with Lonza. Although the amount of cancellation fee, if any, has not yet been determined, to the extent we are liable for any such fee, Wyeth has agreed to reimburse us for all such amounts. The term of our agreement with Lonza for certain other development and manufacturing services ends when the services to be performed under the agreement are completed. We may also terminate the agreement for convenience and either party may terminate the agreement if the other party breaches the agreement, is unable to perform under the agreement, becomes insolvent, is the subject of bankruptcy proceedings or has a receiver appointed for its property. If this agreement with Lonza is terminated, we may incur cancellation fees.

          Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize our product candidates, Lonza may need to increase its manufacturing capacity of our product candidates. We or Lonza may be required to fund capital improvements to support the scale-up of manufacturing and related activities. Lonza may not be able to successfully increase its manufacturing capacity for any of our product candidates for which we obtain marketing approval in a timely or economic manner, or at all. If Lonza is unable to provide commercial quantities of our product candidates, we will have to successfully transfer manufacturing technology to a third party. Engaging a new manufacturer could require us to conduct comparative studies or utilize other means to determine bioequivalence between product candidates manufactured by a new manufacturer and those previously manufactured by Lonza, which could delay or prevent our ability to commercialize our product candidates. If Lonza is unable or unwilling to increase its manufacturing capacity or we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.
          Any manufacturer of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
          We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.
          Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. Because our strategy is to develop new product candidates for antigen targets on a cell’s surface that have been clinically validated as important in disease management by existing products or by potential products in late-stage clinical trials, our product candidates, if approved for marketing by regulatory authorities, are likely to compete with existing products that have a history of effective and safe use and with new therapeutic agents. We expect any product candidate that we commercialize with our collaborative partners or on our own will compete with existing, market-leading products.
          TRU-015 Product. If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA including Rituxan ® (Genentech, Biogen Idec and Roche), the recently approved Orencia ® (BMS), Enbrel ® (Amgen and Wyeth), Remicade ® (JNJ and Shering-Plough) and HUMIRA ® (Abbott). Other CD20-directed therapies under development that could potentially be used in the treatment of RA include PRO70769 (Genentech and Biogen Idec), HuMax ® -CD20 (GenMab) and IMMU-106 (Immunomedics). Additional protein therapeutics under development that could potentially compete with TRU-015 include Actemra ® (Chugai and Roche) and CIMZIA tm (UCB).
          TRU-016 Program. If approved for the treatment of NHL or CLL, we anticipate that product candidates currently in our TRU-016 program would compete with other B cell depleting therapeutics. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan ® / Mabthera ® (Genentech, Biogen Idec and Roche), Zevalin ® (Biogen Idec and Schering AG), BEXXAR ® (GSK) and Campath ® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with product candidates in our TRU-016 program for the treatment of NHL or CLL or both include HuMax ® -CD20 (GenMab), HGS-ETR1 (HGSI and GSK), epratuzumab (Immunomedics), IDEC-152 (Biogen Idec), SGN-40 (Seattle Genetics) and CHIR-12.12 (Chiron).
          Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:
•	design and develop products that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development and commercialization of new products.
          Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.
          If we are unable to establish a sales and marketing infrastructure or enter into collaborations with partners to perform these functions, we will not be able to commercialize our product candidates.
          We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. In December 2005, we entered into a collaboration agreement with Wyeth to develop and commercialize therapeutics directed to the CD20 protein and other targets. We may not, however, be able to enter into collaborations with respect to our product candidates not covered by the Wyeth collaboration agreement on acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without collaboration partners include:
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.
          If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing and distribution infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
          The loss of members of our management team could substantially disrupt our business operations.
          Our success depends to a significant degree upon the continued contributions of our management team, and particularly Peter A. Thompson, M.D. FACP, our President, Chief Executive Officer and Chairman of the Board. The loss of Dr. Thompson, whether from retirement, competing offers or other causes, could prevent us from executing our business strategy, cause us to lose a strategic partner or otherwise materially affect our operations. Dr. Thompson, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies.
          We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.
          Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain qualified management, clinical and scientific personnel for all areas of our organization. In this regard, in anticipation of increased development and commercialization activities, we are currently planning to increase the total number of our full time employees from 72 as of September 30, 2006 to approximately 85 by December 31, 2006. As a result, we expect personnel costs to increase in the future. The increase in costs will depend on the timing and compensation of the new hires. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our development and commercialization activities or grow effectively. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.
          If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.
          Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials. We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.
          Our management and auditors have identified a material weakness in our internal controls that, if not properly remediated, could result in material misstatements in our financial statements and the inability of our management to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007, either of which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.
          We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in connection with our fiscal 2005 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that misstatements caused by error or fraud in amounts that are material to our audited financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.
          The material weakness reported by our independent registered public accounting firm relates to our periodic financial statement close process, and the lack of financial accounting and reporting expertise, a lack of sufficient levels of review and approval of the results of the closing procedures and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
          We are taking remedial measures to improve the effectiveness of our internal controls. Specifically, we will be:
•	strengthening our internal staffing and technical expertise in financial and Securities Exchange Commission, or SEC, accounting and reporting;

•	segregating duties within our accounting and finance department;

•	upgrading our accounting software systems; and

•	engaging an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices.
          We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 when we are required to make an assessment of our internal controls under Section 404 for the year ending December 31, 2007. However, the existence of a material weakness is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures taken to date or to be taken in the future will remediate the material weakness noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
          The standards required for a Section 404 analysis under the Sarbanes-Oxley Act of 2002 are significantly more stringent than those for a similar analysis for non-public companies. These more stringent standards require that our audit committee be advised and regularly updated on management’s review of internal controls. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to timely remedy the material weakness identified in connection with our fiscal 2005 audit, or if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our securities.
          If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.
          We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations, we will not be able to continue our design and development efforts and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend. Based on our current operating plans, we believe that our existing capital resources and the net proceeds from the offering and the concurrent private placement to Wyeth, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 24 months. We may require additional capital after that period.
          We may need to raise additional funds if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.
          The trading price of our common stock may be volatile.
          The trading prices of many newly publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock may be subject to wide fluctuations. These factors include:
•	quarterly variations in our results of operations or those of our collaborators or competitors,

•	our ability to develop and market new and enhanced product candidates on a timely basis,
     • announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments,
•	commencement of, or our involvement in, litigation,

•	changes in governmental regulations or in the status of our regulatory approvals,

•	changes in earnings estimates or recommendations by securities analysts,

•	any major change in our board or management,

•	general economic conditions and slow or negative growth of our markets, and

•	political instability, natural disasters, war and/or events of terrorism.
          In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly following this offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
          If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
          The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly-traded companies active in the biopharmaceutical industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
          Future sales of shares by existing stockholders could cause our stock price to decline.
          If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up agreements (which may be extended by up to 34 days under certain conditions) and other legal restrictions on resale discussed in our prospectus filed with the Securities and Exchange Commission lapse, the trading price of our common stock could decline. As of November 1, 2006, we had outstanding 17,525,698 shares of common stock. Of these shares, only the 4,600,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market as of the date of this Quarterly Report. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
          After the lock-up agreements pertaining to our initial public offering expire, up to an additional 12,925,698 shares will be immediately eligible for sale in the public market, 10,845,255 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 1,542,860 shares of common stock that are subject to outstanding options as of October 31, 2006 and the 563,908 shares reserved for future issuance under our 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
          The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
          As of November 1, 2006, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 61.9% of our common stock outstanding. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
          Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

          Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
          On various dates between January 1, 2006 and September 30, 2006, the Company issued an aggregate of 64,547 shares of common stock upon the exercise of outstanding stock options. The weighted average exercise price of such options was $0.78 for aggregate purchase price of approximately $50,000. The exercise of the options was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Rule 701 in that they were offered and sold pursuant to a written compensatory benefit plan, as provided in Rule 701.
          In November 2006, a series of outstanding warrants to purchase 20,353 shares of preferred stock was exercised on a “net exercise” basis, and the Company issued 13,893 shares of common stock upon such exercise. The issuance of the common stock underlying the warrant was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) the purchasers of the shares of common stock represented that they were accredited investors as defined under the Securities Act; (2) there was no general solicitation; and (3) the purchasers of the shares of common stock represented that they were purchasing such shares for their own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
Use of Proceeds from the Sale of Registered Securities
          Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-134709), which was declared effective by the SEC on October 17, 2006 and pursuant to which we sold 4,600,000 shares of our common stock at a price to the public of $13.00 per share, resulting in net proceeds of approximately $53.3 million. In October 2006, the Company also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in net cash proceeds of $10.4 million. We intend to use the net proceeds of the offering and the private placement to Wyeth for the development and commercialization of our research pipeline, building infrastructure and general corporate purposes, including working capital. We continually assess the specific uses and allocations for these funds. As of November 15, 2006, of approximately $63.7 million in net proceeds received by us in the offering and the private placement to Wyeth, after deducting approximately $6.6 million in underwriting discounts, commissions and other costs and expenses all of the proceeds from the offering were invested in various interest-bearing money market accounts or marketable securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On October 12, 2006, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters in connection with our initial public offering : (i) a reverse stock split of the capital stock of the company (including all outstanding warrants and options exercisable for share of capital stock of the company) with an exchange rate of 1 for 6.271 (ii) adoption of a Restated Certificate of Incorporation and a Certificate of Incorporation to be effective upon the closing of the public offering and (iii) adoption of Trubion Pharmaceutical Inc.’s 2006 Equity Incentive Plan. The results of the voting (on an as-if-converted basis and without giving effect to the 1 for 6.271 reverse split of our common stock and preferred stock effected on October 12, 2006) from the stockholders who returned written consents to us is as follows:
•	For: 10,308,549

•	Against: 0

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1(A)	Loan and Security Agreement between the registrant and Comerica Bank, dated September 20, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(A)	Incorporated by reference to exhibits of the same number filed with the Amendment No. 3 to the Registrant’s Registration Statement of Form S-1 (File No. 33-134709) on September 22, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 21, 2006

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Michelle Burris

Michelle Burris
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1(A)	Loan and Security Agreement between the registrant and Comerica Bank, dated September 20, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(A)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement of Form S-1 (File No. 33-134709) on September 22, 2006.