Form 10-K
period 2006-12-31
Trubion Pharmaceuticals, Inc
filed 2007-03-26
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33054
Trubion Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2385898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 FOURTH AVENUE, SUITE 1050 SEATTLE, WASHINGTON (Address of registrant’s principal executive offices)	98121 (Zip Code)

(206) 838-0500
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $0.001 PAR VALUE	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 15, 2007, 17,568,310 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2007 Annual Meeting of Stockholders to be held May 25, 2007, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this annual report.

TRUBION PHARMACEUTICALS, INC.

2006 Form 10-K Annual Report

PART I

This annual report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements are based on current expectations, estimates and projections about Trubion’s industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the sections of Item 1 entitled “Competition,” “Intellectual Property,” “Manufacturing,” “Government Regulation” and “Reimbursement,” and in the sections of Item 1A that includes “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Trubion undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the company’s expectations. Readers should, however, carefully review the risk factors included in other reports or documents filed by Trubion from time to time with the Securities and Exchange Commission, or the SEC, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

On October 12, 2006, we effected a 6.271-to-1 reverse split of our issued and outstanding stock. Historical share numbers and prices throughout this annual report are split-adjusted.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancer. Our product candidates are novel single-chain polypeptide proteins we call small modular immunopharmaceuticals or SMIPtm, therapeutics and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late stage clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months, we designed, developed and submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug application, or IND, for our lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial for the treatment of rheumatoid arthritis which was initiated in September 2006. We completed enrollment of our Phase IIb clinical trial in January 2007. In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015.

Our business model is focused on large, established markets and is designed to reduce clinical development risks by developing product candidates directed to validated targets. We, in collaboration with Wyeth, are developing TRU-015 for use in multiple indications such as rheumatoid arthritis, systemic lupus erythematosus and B-cell malignancies. Our TRU-016 product candidate is directed to CD37, an antigen that is present on B cells, for the treatment of patients with B-cell malignancies such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. We currently retain all development and commercialization rights for our TRU-016 product candidate. To date, none of our product candidates has been approved for marketing and sale to patients nor have we received any product revenue.

•	TRU-015 for the Treatment of Rheumatoid Arthritis. According to Datamonitor, rheumatoid arthritis, or RA, is estimated to affect approximately 4.3 million people in the United States, Japan and Europe. In 2006, total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $9.5 billion.

•	In February 2006, we completed enrollment in a Phase IIa study in RA patients designed to demonstrate proof of concept that TRU-015 improves disease activity. Clinical disease activity parameters such as tender and swollen joint counts, patient and physician global assessments, patient assessment of pain and disability, and laboratory measures of inflammation may be combined to form composite measures of clinical response derived from the American College of Rheumatology that are known as ACR20, ACR50, and ACR70. In these measures of clinical response, ACR70 indicates a greater response from a baseline measure than ACR20, which is defined as an improvement of at least 20% from baseline in counts of both tender and swollen joints, as well as in at least three of five other disease activity parameters. In the first 24 weeks after receiving intravenous infusions of TRU-015, 72% of the subjects experienced a clinical response that is equal to or greater than that required to achieve an ACR20 response, 28% achieved an ACR50 response and 14% achieved an ACR70 response. In September 2006, we initiated a Phase IIb clinical trial to evaluate the safety and efficacy of a single infusion of TRU-015 and we completed enrollment in January 2007.

•	TRU-015 for the Treatment of Systemic Lupus Erythematosus. According to Datamonitor, systemic lupus erythematosus, or SLE, is estimated to affect 236,000 people in the United States. Worldwide, the prevalence of SLE varies significantly on a country-by-country basis. We and Wyeth have not yet begun testing of TRU-015 for the treatment of SLE in the clinic, but clinical planning is underway. Currently, no protein therapeutics have been approved specifically for the treatment of SLE.

•	TRU-015 for the Treatment of B-cell Malignancies. In addition to RA and SLE, we and Wyeth are also evaluating TRU-015 and other SMIPtm CD20 product candidates for the treatment of certain B-cell malignancies. Clinical planning is ongoing for these product candidates.

•	TRU-016 for the Treatment of B-cell Malignancies. Our TRU-016 product candidate targets CD37 for the treatment of B-cell malignancies such as non-Hodgkin’s lymphoma, or NHL, and chronic lymphocytic leukemia, or CLL. According to the American Cancer Society, NHL is the fifth most common cancer in the United States and is estimated to affect 350,000 people, with approximately 56,000 new cases diagnosed each year. Also, according to Datamonitor, CLL is estimated to affect 70,000 people in the United States, with approximately 10,000 new cases diagnosed each year. Total reported worldwide sales of Rituxan®/Mabthera®, the leading biologic for NHL, were approximately $3.7 billion in 2006. Subject to satisfactory completion of preclinical testing of TRU-016, we expect to file an IND for TRU-016 in the second half of 2007. If the results of these preclinical tests are unsatisfactory, we will not be able to file an IND.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other SMIPtm therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering in October 2006, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include as well additional amounts for reimbursement of agreed external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on regulatory and sales milestones for

CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007.

SMIP Custom Drug Assembly

Our custom drug assembly technology permits us to build to predetermined specifications protein therapeutics we call small modular immunopharmaceuticals, or SMIPtm, products. By selecting from our polypeptide libraries and uniquely combining polypeptides called hinge domains, effector domains and binding domains, we create customized SMIPtm product candidates that are intended to bind to a specified target cell and elicit specific biological activity in a targeted disease state. These SMIPtm product candidates can be specifically engineered to have an optimal half-life, or the ability to maintain effective concentrations in vivo, and are approximately one-half the size of monoclonal antibodies, or mAbs, a leading form of protein therapeutic directed to the treatment of a wide range of disease states including autoimmune diseases and cancer. We believe that our SMIPtm product candidates retain the beneficial characteristics of mAbs, such as binding to specific target antigens and predictable biological activity, while the small size of our SMIPtm product candidates may facilitate tissue penetration in certain disease states such as cancer, resulting in increased therapeutic benefit. As a result, we believe that our custom drug assembly technology enables us to rapidly design and develop SMIPtm product candidates for a range of targets and biological activity that have the following advantages:

•	Customizable Biological Activity. SMIPtm product candidates can be specifically engineered to provide a precise balance of complement dependent cytotoxicity, or CDC, and/or antibody-dependent cellular cytotoxicity, or ADCC, mediated activity. We believe our ability to customize this balance of biological activities will result in safer and more effective immunopharmaceuticals.

•	Customizable Half-Life. SMIPtm product candidates can be specifically engineered to have an optimal half-life, or the ability to maintain effective concentrations in vivo, for a given indication. This should permit them to be used in treating both acute and chronic disease indications.

•	Improved Biodistribution. SMIPtm product candidates have a particle size that is approximately one-half the size of mAbs. Smaller molecules have been demonstrated to penetrate tissues more readily, which we believe will provide increased therapeutic benefits.

•	Reliable Manufacturing. We believe that SMIPtm product candidates can be produced at large scale in mammalian cell expression systems from readily available starting materials.

SMIP Product Candidates: Design and Assembly

Each of our SMIPtm product candidates contains a binding domain, a hinge domain and an effector domain. Because of the simple structure of SMIPtm product candidates, our custom drug assembly technology permits us to engineer desired characteristics into each domain so we can rapidly design and develop novel product candidates for a range of targets, as well as a range of differentiated product candidates for any particular target. Each SMIPtm product candidate is specifically designed to meet predetermined therapeutic specifications for biological activity and binding activity based on our biological assessment of the validated target in the proposed disease indication. Biological activity and binding activity are the two most important characteristics of a protein immunotherapeutic. The diagram below is a representation of the steps in our assembly process.

•	Biological Activity. Our SMIPtm product candidates are assembled by first selecting from our polypeptide libraries a Hinge Domain and Effector Domain designed to elicit specific biological activity. For example, one desired biological activity may be for the immune system to kill the cell on which the target antigen is present. We select a unique Hinge Domain and Effector Domain combination based on the targeted disease to trigger the death of the cell to which the SMIPtm product candidate is bound. This can be through the initiation of the complement cascade causing CDC, by recruiting other immune cells to kill the cell through ADCC, or by using an engineered balance of both activities. In addition, the combination of Hinge Domain and Effector Domain may be engineered to generate cellular signals through the antigen target leading to, for example, the death of the cell through apoptosis or programmed cell death.

•	Binding Activity. The next step is to pair a selected Hinge Domain and Effector Domain with an appropriate Binding Domain from our polypeptide libraries. The Binding Domain recognizes and attaches to a specific antigen target, which results in initiation of the desired biological activity. Examples of target antigens include cell surface receptors on target cells such as B cells. The Binding Domain may be composed of any polypeptide that specifically recognizes and binds to the target antigen. Examples of binding domains include polypeptide ligands such as hormones, cytokines, chemokines or cell surface or soluble receptors for such polypeptide ligands as well as binding domains derived from immunogloulin molecules such as single chain Fv polypeptides.

Limitations of Other Immunopharmaceuticals

The development of therapeutic immunopharmaceuticals, including mAbs and other antibody alternatives, has advanced and facilitated drug development and treatment for a wide range of disease states. The therapeutic benefits of these compounds, however, are often limited due to their large size, which results in compromised tissue penetration and difficulties in the engineering and optimization of their biological activity.

Current alternatives to mAbs, including antibody fragments, have been designed to result in a small size, but have limitations including loss of important biological activity, shortened in vivo half-life and low expression levels that, either alone or in combination, can reduce therapeutic potential and limit commercial feasibility.

Our Product Candidates

Our current product candidates target B cells. B cells are important to the basic functioning of the body’s immune system. In addition to producing antibodies that attack and kill bacteria and viruses circulating within the body, they also help recruit and coordinate other types of immune system cells to perform specialized functions in the body’s fight against disease and infection. When B cells fail to appropriately distinguish the body’s own cells, tissues or organs from foreign pathogens or proteins, the mistaken identification can result in the B cells initiating an immune response against healthy cells, which results in an autoimmune disease that can lead to progressive disability. Autoimmune diseases include RA, SLE, multiple sclerosis, type 1 diabetes and Graves’ disease. As a group, autoimmune diseases are among the most prevalent illnesses in the United States, affecting up to 8% of the population or up to 24 million people. In addition, when B cells become malignant or otherwise multiply uncontrollably, they can result in cancers known as lymphomas, leukemias and myelomas.

The following table sets forth the development stages of our TRU-015 and TRU-016 product candidates:

Product Candidate	Disease Indication	Development Stage	Partner

TRU-015	Rheumatoid Arthritis	• Phase IIb enrollment completed	Wyeth
TRU-015	Systemic Lupus Erythematosus	• Preclinical development	Wyeth
TRU-015	B-Cell Malignancies	• Preclinical development	Wyeth
TRU-016	B-Cell Malignancies	• Preclinical development; IND expected to be filed in the 2nd half of 2007	None

TRU-015

We designed TRU-015 for a desired therapeutic label surrounding B-cell depletion in multiple indications, including autoimmune diseases and different types of cancer. TRU-015 binds to its target, CD20, and is engineered to promote specific biological activity designed for safety and efficacy. Specifically, general systemic complement activation is thought to initiate or exacerbate symptoms in RA patients. There is evidence that CDC may be associated with certain side effects, particularly infusion reactions observed in currently marketed protein immunopharmaceuticals. We have designed TRU-015 for reduced CDC activity, while preserving potent ADCC activity and apoptotic signaling.

Rheumatoid Arthritis

Background.  RA is an autoimmune disease characterized by inflammation of the joint lining, called the synovium. In RA, a person’s immune system attacks the synovium, resulting in the thickening of the normally thin membrane and degradation of the cartilage and bone at the joint. Though the primary symptoms of RA are pain, stiffness and swelling of joints, additional symptoms may include fatigue, weakness, muscle pain and lumps of tissue under the skin. Tissue damage from the inflammation ultimately results in deformity and disability.

Potential Market.  According to Datamonitor, RA is estimated to affect approximately 4.3 million people in the United States, Japan and Europe. In 2006, total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $9.5 billion. Because approximately two-thirds of the RA patient population experiences pain, stiffness and fatigue on a daily basis notwithstanding the administration of currently available treatments, we believe that there is a large unmet medical need in the RA patient population for an effective drug therapy.

Current Treatments.  Initially, a patient presenting symptoms of RA is typically prescribed non-steroidal anti-inflammatory drugs, or NSAIDS. As the disease progresses, the RA patient may be prescribed a regimen of disease modifying antirheumatic drugs, or DMARDS, an anti-tumor necrosis factor, or anti-TNF, or other biologics. Patients taking a combination of therapies that include biologics are estimated to be 20% of the RA population. Most biologics currently on the market for RA attempt to block the activity of immune system cytokines, which are chemical messengers thought to be associated with the autoimmune reactions, joint inflammation and bone damage characteristic of RA. These biologics include anti-TNF drugs such as Remicade®, Enbrel®, Humira® and Kineret®. Biologics are typically administered to patients with moderate to severe RA who need therapy in addition to NSAIDS or DMARDS. In addition to biologics that target immune system cytokines, Orencia®, a drug that targets co-receptors on T cells, has been approved for RA, as has Rituxan®, which is a mAb that, like TRU-015, is targeted to the CD20 antigen.

TRU-015 Clinical Trial Results.  We initiated clinical development of TRU-015 in January 2005 and completed enrollment in a Phase I dose escalation study in RA patients in July 2005. In February 2006, we completed enrollment in a double-blind, placebo controlled Phase IIa study in RA patients with active disease to evaluate improvement in the signs and symptoms of RA. In January 2007, we completed enrollment in a double-blind, placebo controlled Phase IIb study in RA patients with active disease to evaluate the safety and efficacy of a single infusion ranging from 200 mg to 1,600 mg per patient.

The Phase I study included 37 RA patients on background methotrexate who were enrolled into one of eight dosage groups with each subject receiving TRU-015 as an intravenous infusion. Patients received either a single dose of TRU-015 at 0.015 mg/kg, 0.05 mg/kg, 0.15 mg/kg, 0.5 mg/kg, 1.5 mg/kg, 5 mg/kg or 15 mg/kg. The last cohort received a total dose of 30 mg/kg of TRU-015 as two 15 mg/kg infusions administered one week apart. Endpoints of this study included safety, pharmacokinetic evaluation and pharmacodynamics as measured by the number of circulating B cells in the peripheral blood. Each participant was evaluated for safety during and after the infusion and at pre-specified time points throughout the study period. Blood samples for safety evaluations, pharmacokinetic testing, and pharmacodynamics were obtained at pre-specified intervals. All subjects were maintained in the study until B-cell counts returned approximately to baseline or to the normal range.

We observed a dose dependent response in both the degree and duration of B-cell depletion, as illustrated in the figure below.

Our Phase IIa study was designed to demonstrate proof of concept that the B-cell depletion associated with TRU-015 therapy translated into improvements of disease activity. This study was not designed to detect differences in clinical responses between different dose cohorts or differences between patients receiving TRU-015 and patients receiving a placebo. Of the 37 subjects enrolled in the study, 31 of whom were treated with TRU-015 and 6 of whom were treated with placebo. With respect to the 29 subjects with active RA at study baseline who were treated with TRU-015, in the first 24 weeks after receiving intravenous infusions of TRU-015, 72% of the subjects had experienced a clinical response that is equal to or greater than that required to achieve an ACR20 response, 28% had achieved an ACR50 response and 14% had achieved an ACR70 response.

TRU-015 has been generally well tolerated in clinical trials. No dose limiting toxicities have been observed and all planned dose levels have been administered. Exposure to TRU-015 has been approximately dose proportional and the terminal half-life ranged from 281 to 409 hours. Serum concentrations of TRU-015 were measured at pre-determined intervals. To date, we have not observed the development of any neutralizing antibodies against TRU-015 in study patients.

FDA Approved CD20-Directed Therapies in RA.  Rituxan® is a mAb that is targeted to the CD20 antigen, and was previously approved for the treatment of NHL. In February 2006, it was approved for marketing in the United States by the FDA for the treatment of patients with moderate to severe RA who have failed one or more anti-TNF therapies. The recommended dose and schedule for Rituxan® in RA is two intravenous infusions of 1 gm each separated by two weeks, in combination with continued methotrexate (10 to 25 mg weekly). Patients given this regimen show B-cell depletion for at least six months with some showing B-cell depletion for over three years. There is no recommended treatment for patients with symptomatic RA and concomitant B-cell depletion. We believe that the dose-dependent B-cell depletion shown by TRU-015 will allow us to choose a dose and schedule that offers similar or greater efficacy while improving safety as a result of a shorter period of B-cell depletion. Additionally, the Rituxan® product label contains warnings related to infusion reactions, including fatal infusion reactions. We believe that the attenuated CDC activity of TRU-015 relative to Rituxan® may allow for safer infusion protocols. TRU-015 is a smaller molecule than Rituxan® and may diffuse more rapidly to disease sites. We believe that this characteristic of TRU-015 may allow it to show greater efficacy or more rapid onset of action in future studies.

TRU-015 Planned Clinical Development.  In January 2007, we completed enrollment of a randomized, double-blind, placebo-controlled Phase IIb clinical trial for the treatment of RA. The Phase IIb clinical trial is designed to enroll 280 patients with RA. Patients have been randomized into five groups to evaluate the safety and efficacy of an infused dose of TRU-015 compared to placebo for a 24-week period. Building on the findings of our Phase IIa clinical trial, this trial will evaluate the effect of a single infusion of TRU-015 ranging from 200 mg to 1,600 mg per patient. Similar to the Phase IIa study, this study will evaluate composite measurements of improvement in disease activity derived from parameters such as tender and swollen joint counts, patient and physician global assessments, patient assessment of pain and disability, and laboratory measures of inflammation as defined by the American College of Rheumatology. We intend to report results of this Phase IIb trial in the second half of 2007.

Systemic Lupus Erythematosus

Background.  SLE is our second major indication for TRU-015. Testing of TRU-015 for the treatment of SLE in the clinic has not yet begun. SLE is a debilitating, chronic inflammatory autoimmune disease characterized by the presence of auto-reactive antibodies. It can cause disease in the skin, internal organs, and the nervous system. Some of the most common symptoms include extreme fatigue, painful or swollen joints, fever, skin rashes and kidney problems.

SLE is a chronic condition with episodic periods of disease activity, known as flares, and periods of remission. Currently, there is no cure for SLE, and symptomatic treatment is used in an effort to prevent flares or treat them when they occur. We believe that B-cell-depletion therapy is a promising approach towards a targeted therapy in SLE.

Potential Market.  According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. We believe there is a large unmet medical need in the SLE patient population in that SLE patients have a death rate three times higher than that of the general population notwithstanding that most patients are young and middle-aged individuals.

Current Treatment.  No protein therapeutics have been approved specifically for use in the treatment of SLE. Current drug therapies are predominantly palliative in nature and are targeted to the patient’s specific symptoms. Different medications are used to treat specific manifestations of SLE. Treatments include acetaminophen and/or NSAIDs, immunosuppressants such as methotrexate and cylcophosphamide, corticosteroids such as methylprednisolone and antimalarials such as hydroxychloroquine.

B-Cell Malignancies: Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia

Background.  B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. NHL is a diverse group of lymphocytic malignancies, approximately 85 percent of which are B-cell malignancies. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre-B cells and mature B cells.

Potential Market.  According to the American Cancer Society, NHL is the fifth most common cancer in the United States and affects approximately 350,000 people, with approximately 56,000 new cases diagnosed each year. According to the National Cancer Institute, CLL is estimated to affect 70,000 people in the United States. Approximately 10,000 new cases of CLL are diagnosed each year according to the American Cancer Society. Rituxan®/Mabthera® was approved for the treatment of NHL in 1997. Total reported worldwide sales of Rituxan®/Mabthera® were approximately $3.7 billion in 2006.

Current Treatments.  While available NHL and CLL therapies include chemotherapy, radiation therapy, surgery and bone and stem cell transplantation, biologics have become the standard of care to treat these cancers. Biologic therapies for NHL include interferon and mAbs such as Rituxan®/Mabthera®, Bexxar® and Zevalin®. These mAbs all target CD20 on B cells, and Bexxar® and Zevalin® are radiolabeled. Campath® is a CD52-targeted mAb indicated for CLL.

Commercialization Rights

Our collaboration agreement with Wyeth includes a worldwide licensing and commercialization agreement for the development of TRU-015 and other therapies. We retain an option to co-promote with Wyeth, on customary terms to be agreed, CD20-targeted therapies in the United States for niche indications. See “Business — Our Strategic Collaboration with Wyeth.”

TRU-016

Our TRU-016 program is focused on the development of a novel CD37-targeted therapy for B-cell malignancies, such as NHL and CLL. We believe that a CD37-targeted therapy may provide patients with improved therapeutic options or benefits that may work alone or in conjunction with CD20-targeted immunopharmaceuticals. CD37 is a clinically validated target for the treatment of B-cell malignancies and our TRU-016 product candidate has been designed for a desired therapeutic label surrounding B-cell depletion in these B-cell malignancies. CD37 is found at high levels on B cells and at lower levels on a subpopulation of T cells and myeloid cells. Experiments suggest that CD37 plays an important role in B-cell regulation. In addition, CD37 is known to be highly overexpressed in patients with CLL.

B-Cell Malignancies: Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia

Patients with NHL refractory to chemotherapy have demonstrated partial responses as well as complete responses with an acceptable safety profile when taking a radiolabeled CD37-directed mAb. Our TRU-016 SMIPtm product candidates have been selected for in vivo efficacy in preclinical models. Efficacy has been demonstrated in tumored rodents for monotherapy with selected SMIPtm product candidates. In addition, as shown below, combination therapy with a TRU-016 SMIPtm product candidate and CD20-directed therapy with Rituxan® has shown greater efficacy than either therapy alone.

Background.  As discussed with TRU-015, a CD20-directed therapy, B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. NHL is a diverse group of lymphocytic malignancies, approximately 85 percent of which are B-cell malignancies. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre-B cells and mature B cells. For more information regarding NHL and CLL, see “TRU-015 — B-Cell Malignancies: Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia.”

Planned Clinical Development.  We intend to file an IND in the second half of 2007.

Other Product Candidates

We are developing additional proprietary product candidates utilizing our custom drug assembly technology and intend to advance additional product candidates into clinical development in the future.

Our Strategic Collaboration with Wyeth

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering in October 2006, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include as well additional amounts for reimbursement of agreed external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007.

Our relationship with Wyeth with respect to CD20 is mutually exclusive. This means that neither of us can pursue the development or commercialization of any protein therapeutic directed to CD20 outside of the collaboration. This exclusive arrangement will continue with respect to development activities related to such target until the earlier to occur of the first commercial sale in a major indication of a protein therapeutic directed to such target and developed under the collaboration or the termination of the agreement, if earlier, and with respect to commercialization activities until the earlier to occur of the five-year anniversary of first commercial sale in a major indication of a protein therapeutic directed to such target and developed under the collaboration or the termination of the agreement, if earlier.

Also as part of the agreement, we agreed to continue the clinical development of TRU-015 for RA through completion of the Phase IIb study, which commenced in September 2006 and completed enrollment in January 2007. Substantially all of the costs we incur in connection with these clinical trials will be reimbursed by Wyeth.

Each of the other targets selected by Wyeth at the time we entered into the collaboration was identified by its GenBank accession number provided by the National Center for Biotechnology Information, or if no accession number existed, by its nucleotide and amino acid sequence, and saved to a secure computer server. Each drug target is potentially associated with various disease indications. Wyeth is required to release an agreed number of target candidates from the list by specified dates and may substitute a limited number of new target candidates for previously designated target candidates.

We are free, by ourselves or with third parties, to pursue development and commercialization of targets that were initially selected by us to remain outside of the collaboration. Prior to entering into any collaboration with a third party, or advancing any research and development activities beyond a preliminary assessment of the scientific, biochemical, clinical, market and intellectual property rationales supporting a potential product candidate, an employee in our legal department will electronically query the list to determine if at that time it includes the target candidate in which we or such third party collaborator are interested. If the identified target candidate is not on the Wyeth list at the time of our query, we are free, by ourselves or with third parties, to pursue development and commercialization of such target. In addition, if the identified target candidate is on the list, we may, during the first 18 months of the collaboration agreement, and thereafter without limitation, “put” to Wyeth up to two such target candidates. Upon any such “put,” Wyeth must, during the first year of the collaboration, and after the first year of such collaboration, act within 90 and 30 days, respectively, of each such “put” to designate such target candidate as a Wyeth target within the collaboration. If Wyeth so acts to designate a target, it will have exclusive worldwide development and commercialization rights related to such target. If it fails to make any such designation, we are thereafter free to pursue the development and commercialization of product candidates to that target either by ourselves or in collaboration with others. In addition, upon termination of the research program established under the collaboration agreement, Wyeth will have no further rights under such agreement with respect to target candidates initially listed by it and that have not, at such time, been designated by it as subject to the agreement.

With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee, consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, however, is vested in Wyeth. At any time after December 22, 2007, Wyeth may terminate the collaboration in whole or in part without cause by giving us 90 days written notice. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture or commercialize the product candidate directed at that target. Either party may terminate the collaboration in the event of an uncured material breach of the other party.

Upon a change of control of either party, the agreement would remain in effect, subject to the right of the party not undergoing the change in control to terminate specified provisions of the agreement.

Our Business Strategy

Our objective is to leverage the collective experience of our management team to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. Our management, scientific and clinical team has an established record of successful development and commercialization of large market pharmaceuticals. Our business model is designed to reduce clinical development risks by developing product candidates directed to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late-stage clinical trials. As a result, we expect to invest in the clinical development of differentiated product candidates that have demonstrated superior safety and efficacy to existing products in animal models that we believe correlate to human clinical experience. Finally, our SMIPtm custom drug assembly technology produces product candidates efficiently both in terms of time and capital, which we believe will permit us to create a large pipeline of product candidates with reduced clinical development risks. In connection with this, the key elements of our strategy are to:

•	Customize our SMIPtm Product Candidates to Improve upon Currently Marketed and Development Stage Therapeutics in Large Market Indications. We currently develop product candidates that act against biologic targets that have been clinically validated either by existing products or by potential products in late-stage clinical trials. Because we are able to customize our SMIPtm product candidates for specific binding, biological activity, and in vivo half-life, and as a result of their smaller size, we believe we can improve upon currently marketed and development stage therapeutics.

•	Selectively Partner our SMIPtm Product Candidates. We intend to selectively partner the development and commercialization of SMIPtm product candidates that require a significant capital investment or specialized expertise. For example, we believe that our collaboration with Wyeth will accelerate the clinical development of TRU-015 across multiple autoimmune diseases and cancer types, as well as the development of other product candidates directed to targets included within our collaboration.

•	Further Develop our own Pipeline of SMIPtm Product Candidates. We intend to internally develop product candidates from our pipeline that fit within our therapeutic areas of expertise and which we believe we can develop and commercialize successfully on our own.

•	Maintain and Expand our Proprietary Technology and Intellectual Property Position. In the United States, we have one issued patent and 24 pending patent applications. In addition, we have one issued foreign patent and 79 pending foreign patent applications. Our pending patent applications surround certain composition of matter and selected methods of use for this novel class of compounds.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our product candidates and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the design, development and commercialization of new products.

We expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects and the basis of and convenience of treatment procedures. In order to compete successfully, we will need to identify, secure the rights to and develop products and exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected if insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive to buyers from a cost perspective.

We believe that our product development programs will be subject to significant competition from companies utilizing alternative technologies. In addition, as the principles of our SMIPtm product candidates become more widely known and appreciated based on patent and scientific publications and regulatory filings, we expect the field to become highly competitive. Pharmaceutical companies, biotechnology companies and academic and research institutions may succeed in developing products based upon the principles underlying our proprietary technologies earlier than us, obtaining approvals for such products from the FDA more rapidly than us or developing products that are safer, more effective and/or more cost effective than those under development or proposed to be developed by us.

Our research and development efforts are at an early stage. Our objective is to discover, develop and commercialize new protein therapeutics with superior efficacy, convenience, tolerability and safety. To the extent that we are able to develop therapeutics, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents.

TRU-015 Product Candidate.  If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan® (Genentech, Biogen Idec and Roche), which, following its approval for RA, generated $3.7 billion in worldwide sales in 2006; Enbrel® (Amgen and Wyeth), which generated $4.4 billion in worldwide sales in 2006; Remicade® (JNJ and Shering-Plough), which generated $3.0 billion in worldwide sales in 2005; Humira® (Abbott), which generated $2.0 billion in worldwide sales in 2006; and Orencia® (BMS), which generated $89.0 million in its first year on the market in 2006. Other CD20-directed therapies under development that could potentially be used in the treatment of RA, including ocrelizumab (Genentech and Biogen Idec), Humax-CD20tm (GenMab and GSK) and IMMU-106 (Immunomedics). Additional protein therapeutics under development that could potentially compete with TRU-015 include Actemra® (Chugai and Roche) and Cimziatm (UCB).

TRU-016 Product Candidate.  If approved for the treatment of NHL, CLL or other B-cell malignancies, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK) and Campath® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with our TRU-016 product candidate for the treatment of NHL or CLL or both include Humax-CD20tm (GenMab and GSK), HGS-ETR1 (HGSI and GSK), epratuzumab (Immunomedics), IDEC-152 (Biogen Idec), SGN-40 (Seattle Genetics) and HCD122 (Novartis).

Intellectual Property

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes.

We intend to seek patent protection for appropriate proprietary technologies by filing patent applications when possible in the United States and selected other countries. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods and compositions to enhance our intellectual property position in the areas that are important to the development of our business. We have applied, and are applying, for patents directed to our SMIPtm technology and product candidates and aspects of our technology both in the United States and, when appropriate, in other countries. We currently have two issued patents, one in the U.S. and one in China. In addition, we have 24 U.S. and 79 foreign pending patent applications.

However, even if we are granted patents by government authorities or obtain them through licensing, there can be no assurance that our patents will provide significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. For example, patents which may issue to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or have received patents in our areas of product development. Many of these entities’ applications, patents and other intellectual property rights could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect the ability to develop, manufacture or commercialize product candidates. In addition, certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our product candidates, or we may be required to obtain a license to market those product candidates. To contend with these possibilities, we may have to enter into license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we are routinely in discussions with academic and commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

To protect our rights to any of our patents, if issued, and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights. Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Even if some of these activities were found to infringe a third party’s patent rights, we may be found to be exempt from infringement under 35 U.S.C. § 271(e) to the extent that these are found to be pre-commercialization activities related to our seeking regulatory approval for a product candidate. However, the scope of protection under 35 U.S.C. § 271(e) is uncertain and we cannot assure you that any defense under 35 U.S.C. § 271(e) would be successful. Further, the defense under 35 U.S.C. § 271(e) is only available for pre-commercialization activities, and could not be used as a defense for sale and marketing of any of our product candidates. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights.

Nevertheless, third parties could bring legal actions against us claiming we infringe their patents or proprietary rights, and seek monetary damages and/or to enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel regardless of the outcome of the litigation. If any of these actions were successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside of Trubion and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006 we filed an opposition to this patent raising objections as to its validity. In September 2006, we filed a copy of our opposition filing as an exhibit to the registration statement we filed with the SEC in connection with our initial public offering. We cannot provide any assurance that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited has filed an action in the UK to revoke the UK counterpart of EP-B-1176981.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third parties. Our product candidates are currently manufactured in mammalian cell expression systems from readily available starting materials. However, the methods of commercial manufacturing of our existing product candidates or any of our future product candidates have not yet been finalized. In collaboration with Wyeth, we are optimizing and developing the methods of commercial manufacturing of TRU-015, including the starting materials, mammalian cell expression systems, growth conditions and methods of purification. To the extent that TRU-015 or our other existing product candidates advance through clinical trials, and to the extent we bring our future product candidates into clinical trials and partner the development and commercialization of those product candidates, our existing and prospective partners and we will be required to assess the manufacturing of the product candidates for preclinical and clinical requirements as well as for commercial production. We may need to obtain one or more licenses to intellectual property rights held by third parties in order to manufacture each of our product candidates. While such licenses may be available, they may not be available on terms that are commercially acceptable to our existing or prospective partners or us. Should such licenses prove unavailable, we or our existing or prospective partners may choose to modify our manufacturing processes to use alternative manufacturing methods. Such modifications may result in greater expenditures of capital by us or our partners, delay commercialization, or prevent us or our partners from successfully commercializing our product candidates.

We have multiple potential sources for the manufacturing of our lead product candidate, TRU-015. Wyeth manufactures TRU-015 and has significant process development capabilities and extensive commercial scale production capabilities at numerous facilities worldwide. Wyeth’s manufacturing commitment is contingent upon our collaboration agreement with Wyeth and Wyeth may terminate the collaboration agreement without cause at any time after December 22, 2007. In addition to Wyeth, we have entered into agreements with Lonza Biologics for certain license rights related to its manufacturing technology, research and development services, and for the manufacture of TRU-015. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. If this agreement with Lonza is terminated, we may incur cancellation fees.

We have entered into an agreement with Laureate Pharma to provide various bioprocessing services for the manufacture of TRU-016 for preclinical and clinical testing.

We rely and expect to continue to rely on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in preclinical research. We also depend on these contract manufacturers to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive governmental regulation.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of immunopharmaceutical products such as those we are developing.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application, or NDA, route for approval, a new biologic will follow the Biologics License Application, or BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug application, or ANDA, route for approval.

NDA and BLA Approval Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The steps required before a drug or biologic may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board at each site where the trial will be conducted before it can begin at that site. Phase I clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II clinical trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III clinical trials usually further evaluate clinical efficacy and further test for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. In connection with the submission of an NDA, an applicant may seek a special protocol assessment, which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our product candidates. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Priority Review

The FDA has established priority and standard review classifications for original NDAs and efficacy supplements. Priority review applies to the time frame for FDA review of completed marketing applications and is separate from and independent of orphan drug status and the FDA’s Fast Track and accelerated approval mechanisms. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing NDAs upon receipt and throughout the FDA application review process.

Priority designation applies to new drugs that have the potential for providing significant improvement compared to marketed products in the treatment or prevention of a disease. Hence, even if an NDA is initially classified as a priority application, this status can change during the FDA review process, such as in the situation where another product is approved for the same disease for which previously there was no available therapy. In addition, priority review does not guarantee that a product candidate will receive regulatory approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We use, and in at least the near-term will continue to use, third-party manufacturers to produce our product candidates in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of a product candidate by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product candidate in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third-party reimbursement. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Employees

As of December 31, 2006, we had 79 full-time employees, 22 of whom held Ph.D. or M.D. degrees and 58 of whom were engaged in full-time research and development activities. We plan to continue to expand our product candidates and development programs and hire additional staff to facilitate this growth. We continue to search for qualified individuals with interdisciplinary training to address the various aspects and applications of our product candidate development programs and our technology. None of our employees is represented by a labor union and we consider our employee relations to be good.

Available Information

Our corporate website address is www.trubion.com. We make available free of charge on our website our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the “Investors” section of our website. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our whistleblower and corporate communications policies and our code of business conduct and ethics, and such information is available in print to any stockholder of Trubion who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and The Nasdaq Global Market. However, the information found on our corporate website is not part of this or any other report.

We were founded as a limited liability company in the State of Washington in March 1999, operating as a development stage company. We reincorporated in the State of Delaware in October 2002.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

Risks Related to our Business

Our success is dependent on the success of our lead product candidate, TRU-015, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.

Our lead product candidate, TRU-015, is currently being evaluated in Phase IIa and Phase IIb clinical trials for the treatment of RA and will require the successful completion of this and other planned Phase II and Phase III clinical trials before we are able to submit an NDA to the FDA for approval. This process can take many years and require the expenditure of substantial resources. In December 2005, we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process and any subsequent commercialization of TRU-015. Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials fail to demonstrate that TRU-015 is safe and effective, it will not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.

We are a biopharmaceutical company with a limited operating history, have not generated revenue from product sales and face many risks inherent in our business. If we do not overcome these risks, our business will not succeed.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in March 1999, and since that time we have been engaged in research and development activities in connection with our SMIPtm custom drug assembly technology and our product candidates. We have never generated any revenue from product sales. We are seeking to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. As such, we are subject to all the risks described in this prospectus incident to the creation of new biological products and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. You also should consider that we will need to:

•	obtain sufficient capital to support our efforts to develop our technology and create a pipeline of product candidates; and

•	complete and continue to enhance the characteristics and development of our product candidates.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. We had net losses of $3.9 million, $18.9 million and $14.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of $43.6 million. Since inception, we have incurred $63.9 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carry forwards and credits may be substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions.

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

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Although Wyeth is responsible for the development, manufacture and commercialization of product candidates directed to collaboration targets, including CD20, and the costs associated with such development, manufacture and commercialization, we are obligated to complete the ongoing Phase IIa study in RA, to conduct the recently initiated Phase IIb study in RA and to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization.

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

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to our agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.

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

We currently have two issued patents, one in the U.S. and one in China. In addition, we have 24 U.S. and 79 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

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

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.

If our SMIPtm technology or our product candidates, including TRU-015, conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration agreement with Wyeth.

Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006 we filed an opposition to this patent raising objections as to its validity. In September 2006, we filed a copy of our opposition filing as an exhibit to the registration statement we filed with the SEC in connection with our initial public offering.

We cannot provide any assurance that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc. Glaxo Group Limited, Serono S.A. and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited has filed an action in the UK to revoke the UK counterpart of EP-B-1176981.

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

Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties and we cannot be certain that we would be able to obtain such licenses at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees or cease activities. Certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.

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

We cannot assure you that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We currently rely on third-party manufacturers to supply our product candidates, which could delay or prevent the clinical development and commercialization of our product candidates.

We currently depend on Wyeth and Lonza for the supply of our lead product candidate, TRU-015. We also currently depend on a single manufacturer for certain biopharmaceutical development and manufacturing services for TRU-016, another product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities, successfully complete preclinical studies and clinical trials, delay submissions of our regulatory applications or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.

Our product candidates have not yet been manufactured on a commercial scale. In order to commercialize a product candidate, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale-up of manufacturing and related activities. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for our product candidate for which we obtain marketing approval in a timely or economic manner, or at all. If any manufacturer is unable to provide commercial quantities of a product candidate, we will have to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for a particular product candidate could require us to conduct comparative studies or utilize other means to determine bioequivalence between product candidates manufactured by a new manufacturer and those previously manufactured by the existing manufacturer, which could delay or prevent our ability to commercialize our product candidates. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Any manufacturer of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

TRU-015 Product Candidate.  If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA including Rituxan® (Genentech, Biogen Idec and Roche), the recently approved Orencia® (BMS), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Shering-Plough) and Humira® (Abbott). Other CD20-directed therapies under development that could potentially be used in the treatment of RA include ocrelizumab (Genentech and Biogen Idec), Humax-CD20tm (GenMab and GSK) and IMMU-106 (Immunomedics). Additional protein therapeutics under development that could potentially compete with TRU-015 include Actemra® (Chugai and Roche) and Cimziatm (UCB).

TRU-016 Product Candidate.  If approved for the treatment of NHL or CLL, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapeutics. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK) and Campath® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with our TRU-016 product candidate for the treatment of NHL or CLL or both include Humax-CD20tm (GenMab and GSK), HGS-ETR1 (HGSI and GSK), epratuzumab (Immunomedics), IDEC-152 (Biogen Idec), SGN-40 (Seattle Genetics) and HCD122 (Novartis).

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

Our success depends to a significant degree upon the continued contributions of our management team, and, particularly, Peter A. Thompson, M.D., FACP, our president, chief executive officer and chairman of the Board. The loss of Dr. Thompson, whether from retirement, competing offers or other causes, could prevent us from executing our business strategy, cause us to lose a strategic partner or otherwise materially affect our operations. Dr. Thompson, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain qualified management, clinical and scientific personnel for all areas of our organization. In this regard, in anticipation of increased development and commercialization activities, we are currently planning to increase the total number of our full-time employees from 78 as of December 31, 2006 to approximately 109 by December 31, 2007. As a result, we expect personnel costs to increase in the future. The increase in costs will depend on the timing and compensation of the new hires. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our development and commercialization activities or grow effectively. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

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

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the Public Company Accounting Oversight Board (PCAOB). As defined by the PCAOB, a material weakness is a control deficiency, or combination of control efficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness reported by our independent registered public accounting firm relates to our periodic financial statement close process, and the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.

We have taken remedial measures to improve the effectiveness of our internal controls. Specifically, we have:

•	strengthened our internal staffing and technical expertise in financial and SEC accounting and reporting;

•	improved the segregation of duties within our accounting and finance department;

•	upgraded our accounting software systems; and

•	engaged an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting, and have that evaluation attested to by our independent registered public accounting firm starting with our fiscal year ending December 31, 2007. Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our audit committee be advised and regularly updated on management’s review of internal controls. If we are not able to timely remedy the material weakness identified in connection with our fiscal 2006 audit, or if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our securities.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile.

The trading prices of many newly publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock may be subject to wide fluctuations. These factors include:

•	quarterly variations in our results of operations or those of our collaborators or competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up agreements (which may be extended by up to 34 days under certain conditions) and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 15, 2007, we had outstanding 17,568,310 shares of common stock. Of these shares, only the 4,600,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market as of the date of this annual report. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to our initial public offering expire, up to an additional 12,925,698 shares will be immediately eligible for sale in the public market, 10,845,255 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 1,573,634 shares of common stock that are subject to outstanding options as of March 15, 2006 and the 1,368,238 shares reserved for future issuance under our 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of March 15, 2007, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 61.9% of our common stock outstanding. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the therapeutic and commercial potential of TRU-015 and other SMIPtm drug candidates;

•	the effectiveness of our custom drug assembly technology;

•	the ability of SMIPtm product candidates to be produced at large scale in mammalian cell expression systems from readily available starting materials;

•	the benefits from our collaboration with Wyeth on our clinical development of TRU-015;

•	future clinical development programs and the timing thereof;

•	future clinical development plans;

•	the details of the clinical trials and the timing thereof;

•	the anticipated future size of the RA and SLE markets;

•	the timing of regulatory applications and action;

•	payments and reimbursements we expect to receive;

•	intellectual property rights and defenses to patent infringement claims;

•	the impact of SFAS 123R on our statement of operations;

•	the adequacy of our current facilities to meet our near-term needs;

•	future capital needs and expenditures; and

•	the future impact of a sudden change in market interest rates on our operating results and cash flows.

Executive Officers and Key Employees

The following table provides information regarding our current executive officers and key employees as of March 15, 2007:

Name	Age	Position(s)

Executive Officers:
Peter A. Thompson, M.D., FACP	47	President, Chief Executive Officer and Chairman of the Board of Directors
Michelle G. Burris	41	Senior Vice President and Chief Financial Officer
Key Employees:
Daniel J. Burge, M.D.	45	Senior Vice President and Chief Medical Officer
Leander F. Lauffer, Ph.D.	53	Senior Vice President of Business Development & Corporate Strategy
Jeffrey A. Ledbetter, Ph.D.	56	Chief Scientific Officer
Kendall M. Mohler, Ph.D.	51	Senior Vice President of Research & Development
Judith A. Woods, Ph.D.	54	Senior Vice President of Legal Affairs and Chief Patent Counsel

Peter A. Thompson, M.D., FACP, is one of our founders and has served as our president and chief executive officer since May 2002, as our treasurer since December 2002, as a member of our board of directors since February 2002, and as the chairman of our board of directors since March 2006. From 2003 to 2006, Dr. Thompson served as a venture partner at ATP Capital, a venture capital firm. Previously, Dr. Thompson served as chief executive officer and chairman of the board of directors of iMetrikus, a healthcare technology company, which he co-founded. Prior to iMetrikus, Dr. Thompson served as vice president and general manager of Chiron Informatics, and prior to Chiron, he served as vice president, research and technology development at Becton Dickinson Immunocytometry Systems. Dr. Thompson is a board certified medical oncologist and internist who received an M.D. and a Sc.B. from Brown University.

Michelle G. Burris has served as our senior vice president and chief financial officer since February 2006. From August 2005 to January 2006, Ms. Burris served as senior vice president and chief financial officer of Dendreon Corporation. From 1995 to 2005, Ms. Burris was an employee of Corixa Corporation, where she last served as senior vice president and chief financial officer. Ms. Burris is a member of the board of directors of Sonus Pharmaceuticals, which she joined in 2004. Ms. Burris received an MBA and a Post Graduate Certificate in accounting from Seattle University and a B.S. from George Mason University.

Daniel J. Burge, M.D., has served as our chief medical officer since January 2006 and as a senior vice president since March 2004. From 2002 to 2003, he served as vice president of clinical research and development at Amgen. From 2000 to 2003, Dr. Burge served as vice president of clinical research and development at Immunex Corporation. Dr. Burge received an M.D. from Thomas Jefferson University and a B.A. from Taylor University.

Leander F. Lauffer, Ph.D., has served as our senior vice president of business development and corporate strategy since February 2005. From 1997 to 2004, Dr. Lauffer served as vice president of business development at Chiron Corporation. Dr. Lauffer received a Ph.D. from Free University, Berlin and a M.S. from Konstanz University.

Jeffrey A. Ledbetter, Ph.D., is one of our founders and has served as our chief scientific officer since September 2001. From September 2001 to May 2002, Dr. Ledbetter served as our president and chief executive officer; from September 2001 to December 2002 he served as our secretary; and from September 2001 to July 2004 he served as a member of our board of directors. From 1999 to 2002, Dr. Ledbetter served as a principal investigator at the Pacific Northwest Research Institute. Dr. Ledbetter received a Ph.D. from the University of Wisconsin and a B.A. from Carleton College.

Kendall M. Mohler, Ph.D., is one of our founders and has served as our senior vice president of research and development since November 2002. From November 2002 to July 2004, he served as a member of our board of directors. From 2001 to 2002, Dr. Mohler served as vice president of biological sciences at Immunex Corporation. Dr. Mohler received a Ph.D. from the University of Texas Health Science Center and a B.S. from the University of Kansas.

Judith A. Woods, Ph.D., has served as our senior vice president of legal affairs and chief patent counsel since September 2004. From 2002 to 2004, Dr. Woods served as associate general counsel of intellectual property at Abgenix Incorporated. From 1992 to 2001, Dr. Woods served as chief patent counsel at ICOS Corporation. Dr. Woods received a J.D. from George Mason University, a Ph.D. from the Medical College of Virginia and a B.S. from Virginia Commonwealth University.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In June 2003, we entered into a lease agreement for 31,507 square feet of office and laboratory facilities in Seattle, Washington. On February 10, 2006, we amended the lease agreement to add an additional 15,892 square feet in the same building. The lease expires in April 2013, subject to our two options to extend the term for up to 10 years. On February 2, 2007, we leased an additional 3,067 square feet in the same building, which expires on April 30, 2013. The annual lease payments for these facilities are approximately $1.5 million. We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

In November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. We filed a response to the opposition and have commenced negotiations with Merck regarding the matter. We intend to pursue the opposition vigorously if negotiations are unsuccessful.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 12, 2006, our stockholders approved by written consent the following actions in connection with our initial public offering:

1) An amendment to our Certificate of Incorporation (i) to increase the authorized number of shares of our common stock to 150,000,000, (ii) to effect a 1-for-6.271 reverse stock split of all of our outstanding shares of common stock and preferred stock, and (iii) to reduce the threshold amount for effecting an automatic conversion of all of the outstanding shares of preferred stock into shares of common stock immediately prior to the closing of our initial public offering from $13.17 per share to $11.50 per share (after taking into account the reverse split).

2) An amendment and restatement of our Certificate of Incorporation was effective upon the closing of our initial public offering, to, among other things, (i) provide for 150,000,000 (post-split) shares of authorized common stock, (ii) delete the provisions in the certificate designating the rights and preferences of our preferred stock which would no longer be outstanding following the conversion of such preferred stock into common stock upon the closing of the initial public offering and the creation of 5,000,000 shares (post-split) of undesignated shares of authorized preferred stock, (iii) authorize the creation of three classes of directors with staggered three year terms and (iv) provide for certain other amendments.

3) An amendment and restatement of our Bylaws was effective on the closing of our initial public offering.

4) Approval of our 2006 equity incentive plan.

The results of the voting from stockholders that returned written consents for the actions listed above were 10,308,549 shares for and none against.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on The Nasdaq Global Market under the symbol “TRBN” since our initial public offering on October 18, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The Nasdaq Global Market:

	High	Low

Year ended December 31, 2006
October 18, 2006 — December 31, 2006	$20.50	$13.09

Stockholders

As of March 15, 2007, there were approximately 67 holders of record of our common stock.

Dividend Policy

No cash dividends have been paid on the common stock. We currently intend to retain all future income to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In 2006 we entered into a loan and security agreement that may restrict our ability to pay cash dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 18, 2006 (the date of our initial public offering) and December 31, 2006, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Stock Market Index, over the same period. This graph assumes the investment of $100 on October 18, 2006 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Stock Market Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 18, 2006 was the closing sales price of $13.09 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	10/18/2006	10/31/2006	11/30/2006	12/29/2006
Trubion Pharmaceuticals, Inc.	$100.00	$106.95	$146.83	$137.59
Nasdaq Stock Market Index	$100.00	$102.09	$114.71	$87.97
Nasdaq Biotechnology Index	$100.00	$101.52	$102.45	$99.47

Recent Sales of Unregistered Securities

On various dates between January 1, 2006 and December 31, 2006, the Company issued an aggregate of 93,167 shares of common stock upon the exercise of outstanding stock options. The weighted average exercise price of such options was $1.01 for aggregate purchase price of approximately $94,000. The exercise of the options was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Rule 701 in that they were offered and sold pursuant to a written compensatory benefit plan, as provided in Rule 701.

In October 2006, a series of outstanding warrants to purchase 20,353 shares of preferred stock was exercised on a “net exercise” basis, and the Company issued 13,893 shares of common stock upon such exercise. The issuance of the common stock underlying the warrant was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. We believe that the issuance is exempt from the registration requirements of the

Securities Act on the basis that: (1) the purchasers of the shares of common stock represented that they were accredited investors as defined under the Securities Act; (2) there was no general solicitation; and (3) the purchasers of the shares of common stock represented that they were purchasing such shares for their own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Use of Proceeds

Our initial public offering of common stock was effected through a registration statement on Form S-1, as amended (File No. 333-134709), which was declared effective by the SEC on October 17, 2006 and pursuant to which we sold 4,600,000 shares of our common stock at a price to the public of $13.00 per share, resulting in net proceeds of approximately $52.8 million. In October 2006, the Company also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in net cash proceeds of $10.4 million. We intend to use the net proceeds of the offering and the private placement to Wyeth for the development and commercialization of our research pipeline, building infrastructure and general corporate purposes, including working capital. We continually assess the specific uses and allocations for these funds. As of March 15, 2007, of approximately $63.2 million in net proceeds received by us in the offering and the private placement to Wyeth, after deducting approximately $7.0 million in underwriting discounts, commissions and other costs and expenses all of the proceeds from the offering were invested in various interest-bearing money market accounts or marketable securities.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this annual report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto included in this annual report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Statements of Operations Data:
Revenue:
Collaboration revenue	$36,530	$222	$—	$—	$—
Grant revenue	—	127	294	—	—

Total revenue	36,530	349	294	—	—
Operating expenses:
Research and development	33,309	15,212	11,640	3,403	278
General and administrative	9,473	4,146	2,851	2,294	563

Total operating expenses	42,782	19,358	14,491	5,697	841

Loss from operations	(6,252)	(19,009)	(14,197)	(5,697)	(841)
Net interest income (expense)	2,222	278	(16)	116	(1)
Other income (expense)	101	(134)	—	—	—

Loss before cumulative effect of change in accounting principle	(3,929)	(18,865)	(14,213)	(5,581)	(842)
Cumulative effect of change in accounting principle	—	(62)	—	—	—

Net loss	$(3,929)	$(18,927)	$(14,213)	$(5,581)	$(842)

Basic and diluted net loss per share	$(0.83)	$(23.30)	$(22.47)	$(11.39)	$(1.15)

Shares used in computation of basic and diluted net loss per share	4,744	812	633	490	729

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$105,801	$9,792	$13,944	$7,105	$13,420
Receivable from collaboration	4,354	40,000	—	—	—
Deferred revenue	31,778	39,778	—	—	—
Working capital	93,188	37,881	11,503	6,188	12,713
Total assets	121,394	54,009	17,738	11,369	13,435
Non-current portion of notes payable	6,708	1,276	1,198	1,210	—
Preferred stock warrant liability	—	282	—	—	—
Convertible preferred stock	—	45,753	33,809	13,740	13,705
Total stockholders’ equity (deficit)	72,654	(37,902)	(20,962)	(6,538)	(992)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto that appear elsewhere in this annual report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this annual report.

Overview

We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancers. Our product candidates are novel single-chain polypeptide proteins SMIPtm and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late stage clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months, we designed, developed and submitted to the FDA an IND for our lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial for the treatment of RA which was initiated in September 2006. We completed enrollment of our Phase IIb clinical trial in January 2007. In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015.

We were organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. To date, we have funded our operations primarily through the sale of common and preferred stock, strategic alliances, government grants and equipment financings.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. In addition, financial obligations also include additional amounts for reimbursement of agreed external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to targets other than CD20 and that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007.

From our inception to 2004, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. At the end of 2004, we filed our first IND for our lead product candidate, TRU-015. In 2005, we expanded our activities to include the clinical development of TRU-015 in a Phase I study in RA.

In February 2006, we completed enrollment in a Phase IIa study in RA patients designed to demonstrate proof of concept that TRU-015 measurably improves the signs and symptoms of RA. In September 2006, we, in collaboration with Wyeth, initiated a Phase IIb clinical trial for TRU-015 in the treatment of RA, which we expect will result in expenditures significantly higher than in previous years. Enrollment of this trial was completed in January 2007. If this product candidate continues to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. However, these expenses will likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.

Our TRU-016 product candidate is focused on the development of a novel CD37-targeted therapy for B-cell malignancies, such as NHL and CLL. We believe that a CD37-targeted therapy may provide patients with improved therapeutic options or benefits that may work alone or in conjunction with CD20-targeted immunopharmaceuticals.

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

We have incurred significant losses since our inception. As of December 31, 2006, our accumulated deficit was $43.6 million and total stockholders’ equity was $72.7 million. During the years ended December 31, 2006 and 2005 we recognized net losses of $3.9 million and $18.9 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing and clinical trials, expand our research and development efforts, and continue to add the necessary infrastructure to support operating as a publicly-held company. In addition, we expect revenue to fluctuate in the future due to the timing of reimbursed clinical, manufacturing and legal costs and the recognition of the associated collaborative research revenue.

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

Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2006 in this 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals and stock-based compensation are the most critical to understanding and evaluating our reported financial results.

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

Up-Front Fees and License Fees:  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our contractual obligations related to research and development agreements when estimating the term of the research and development period.

Collaborative Research Funding:  Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related to interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We adopted SFAS 123R using the prospective transition method. Under this method, compensation costs recognized during the year ended December 31, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In accordance with the prospective transition method, our Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R and APB 25 for the year ended December 31, 2006 was $4.4 million. Of the $4.4 million, $1.9 million was included in research and development expense and $2.5 million was included in general and administrative expense. The $4.4 million of employee stock-based compensation expense includes $309,000 related to the accelerated vesting of options in the first quarter of 2006. In addition, of the $4.4 million, $3.9 million was related to options granted or modified in 2006. As a result of the adoption of FAS 123R, our net loss increased by approximately $1.4 million or $0.29 per share in the year ended December 31, 2006. As of December 31, 2006, total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.9 million and the weighted average period over which it is expected to be recognized is approximately 1.3 years.

We account for stock compensation arrangements with non-employees in accordance with SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or services have been completed or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $195,000, $242,000 and $6,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based upon the volatility of our future stock price.

In addition, certain of our founders act as consultants to us and were issued shares of our common stock in 2001, which in November 2002 were made subject to repurchase rights that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the years ended December 31, 2006, 2005 and 2004 the Company recorded $510,000, $492,000 and $291,000, respectively, related to these shares.

We recorded approximately $129,000, $102,000 and $3,000 of stock-based compensation during the years ended December 31, 2006, 2005 and 2004, respectively, related to restricted stock awards granted to members of our Scientific Advisory Board. Compensation expense is recorded using straight-line amortization in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Revenue.

Revenue increased to $36.5 million in 2006 from $349,000 in 2005 and $294,000 in 2004. The increase in 2006 was due to revenue recognized from the Wyeth collaboration. Revenue in the year ended December 31, 2006 was comprised of $20.5 million for collaborative research funding, $8.0 million for amortization of the $40 million up-front fee and $8 million for a milestone payment. The $40 million up-front fee is being recognized ratably over the estimated term of Trubion’s substantive contractual obligations under the agreement and the related research and development period. We expect revenue to fluctuate in the future due to the timing of reimbursed clinical, manufacturing and legal costs and the recognition of the associated collaborative research revenue.

Research and Development Expenses.

Research and development expenses increased to $33.3 million in 2006 from $15.2 million in 2005 and $11.6 million in 2004. The increase in 2006 was primarily due to increased manufacturing costs to support clinical trials for our lead product candidate, TRU-015, increased personnel-related expenses, increased clinical trial costs related to our lead product candidate, TRU-015 and an increase in lab supplies to support our research activities. Stock-based compensation expense increased by $1.6 million in 2006 compared to 2005. The increase in 2005 was primarily due to the initiation of clinical trials for our lead product candidate, TRU-015, and an increase in personnel-related expenses. Stock-based compensation expense increased by $1.1 million in 2005 compared to 2004. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-015 and TRU-016 product candidates, as well as the related expansion of our research and development organization, advancement of our preclinical programs and product candidate manufacturing costs.

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

Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Research and preclinical programs	$14,856	$7,787	$8,757
Clinical development programs	18,453	7,425	2,883

Total research and development	$33,309	$15,212	$11,640

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

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase IIa and IIb trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIPtm product candidates with Wyeth and our TRU-016 product candidate, together with other SMIPtm product candidates that are outside of the collaboration, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.

General and Administrative Expenses.

General and administrative expenses increased to $9.5 million in 2006 from $4.1 million in 2005 and $2.9 million in 2004. The 2006 increase was primarily due to an increase in fees related to filings for the protection of our intellectual property and increased personnel-related expenses incurred in anticipation of the requirements of operating as a publicly-held company. Stock-based compensation increased by $1.8 million in 2006 compared to 2005. The 2005 increase was primarily due to an increase in personnel-related expenses and professional costs incurred in conjunction with the completion of the Wyeth collaboration. Stock-based compensation increased by $731,000 in 2005 compared to 2004. We expect our general and administrative expenses to increase in the future as we add additional personnel to support the growth of our research and development organization, as we incur additional fees related to the protection of our intellectual property and incur additional expense as a result of becoming a publicly traded company.

Net Interest Income (Expense).

Net interest income (expense) increased to $2.2 million in 2006 compared to $278,000 in 2005 and ($16,000) in 2004. The 2006 increase was primarily due to increases in our average cash balance in 2006 compared to 2005 due to the net proceeds of our initial public offering and concurrent private placement to Wyeth in October 2006 and payments received throughout 2006 under our Wyeth collaboration. The 2005 increase was primarily due to the sale of our preferred stock in 2005. In addition, interest yields on cash and investments increased in both 2006 and 2005. We expect net interest income to increase in 2007 as a result of higher average cash balances due to our Wyeth collaboration as well as proceeds from our initial public offering and the concurrent private placement to Wyeth, which will be partially offset by an increase in equipment financing interest expense.

Income Taxes

We were founded as a limited liability company in the State of Washington in March 1999. We reincorporated in the State of Delaware in October 2002. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of $3.1 million. We also had federal research and development tax credit carryforwards of $643,000. If not utilized, the net operating loss and tax credit carryforwards will expire between 2021 and 2025.

In 2005, we recorded the $40 million up-front fee from Wyeth as a receivable and received the payment on January 3, 2006. There were no federal income taxes due in 2005 for this payment which is classified as future services to be performed for federal tax purposes. We have assessed whether there will be a taxable impact to our 2006 federal tax return and we expect that we have sufficient net operating losses to offset all of our taxable income for 2006.

Liquidity and Capital Resources

From inception through December 31, 2005, we have financed our operations primarily through private placements of equity securities, receiving aggregate net proceeds from such sales totaling $45.4 million. We have received additional funding from asset-based lease financings, interest earned on investments and government grants. In January 2006, we received $40 million from Wyeth for the payment of the up-front fee. In October 2006 we completed our initial public offering of 4,600,000 shares of our common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We also received proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in the concurrent private placement to Wyeth.

As of December 31, 2006, we had $105.8 million in cash, cash equivalents and short-term investments and a $4.4 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Operating Activities:  Net cash provided by operating activities was $35.4 million for the year ended December 31, 2006 primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs. Net cash used in operating activities was $15.2 million for the year ended December 31, 2005 primarily due to external research and development expenses, clinical trial costs, personnel-related costs, third party supplier expenses and professional fees.

Investing Activities:  Net cash used in investing activities was $52.2 million for the year ended December 31, 2006. Net cash provided by investing activities was $3.2 million in the year ended December 31, 2005. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $8.0 million and $1.5 million in the year ended December 31, 2006 and 2005, respectively. We expect to continue to make significant investments in property and equipment in 2006 as we expand our operations.

Financing Activities:  Net cash provided by financing activities was $68.5 million and $12.7 million in the year ended December 31, 2006 and 2005, respectively. In 2006, financing activities consisted primarily of net proceeds received from our initial public offering of $52.8 million, net proceeds from our concurrent private placement to Wyeth in October 2006 of $10.4 million, as well as proceeds from an equipment financing arrangement of $6.5 million. In 2005, financing activities consisted primarily of the net proceeds from the sale of our preferred stock in February 2005.

We entered into a loan and security agreement with Comerica Bank effective September 12, 2006. The terms of the loan and security agreement provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. We may request equipment and leasehold facility advances through September 12, 2007. Interest shall accrue from the date of each equipment advance and be payable monthly. Any equipment advances that are outstanding on September 12, 2007 shall be payable in sixty (60) equal installments of principal, plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance ranging from a floating rate of prime to a fixed rate of 8.50% depending on the amount of our deposits with the bank. As of December 31, 2006, we had drawn $6.5 million of the loan.

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

Based on our current operating plans, we believe that our existing capital resources and the net proceeds from our initial public offering and the concurrent private placement to Wyeth of $63.2 million, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 24 months. The key assumptions underlying this estimate include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels;

•	unexpected costs related to the development of our manufacturing capability will not be material; and

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period.

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:

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

Our future contractual obligations as of December 31, 2006 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Notes payable (including interest)	$9,349	$1,255	$3,730	$3,174	$1,190
Operating lease obligations	8,898	1,405	2,810	2,810	1,873
Manufacturing obligations	1,100	1,100	—	—	—

Total	$19,347	$3,760	$6,540	$5,984	$3,063

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of December 31, 2006, we had short-term investments of $49.4 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

However, in connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the Public Company Accounting Oversight Board (PCAOB). As defined by the PCAOB, a material weakness is a control deficiency, or combination of control efficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

During 2006 and subsequent to December 31, 2006, we undertook corrective actions, including the strengthening of our internal staffing and technical expertise in financial and SEC accounting and reporting, and segregating duties within our accounting and finance department, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. In addition, we are taking certain additional remedial measures to improve the effectiveness of our internal controls. Specifically, we have upgraded our accounting software systems and engaged an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices.

This material weakness may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including our chief executive officer and chief financial officer, have concluded that, as of December 31, 2006, our disclosure controls and procedures were not deemed effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part in the sections captioned “Board of Directors,” “Highlights of Trubion’s Corporate Governance Guidelines,” “Committees of the Board of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 25, 2007, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this annual report under the caption “Executive Officers and Key Employees.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 25, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in part in the sections captioned “Voting Securities and Principal Holders” and “Other Matters — Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 25, 2007, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in the section captioned “Transactions with Related Persons” and “Highlights of Trubion’s Corporate Governance Guidelines” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 25, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information contained in the section captioned “Audit Committee Matters — Independent Auditor Fees” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 25, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Report of Independent Auditor

The financial statements required by this item are included herein:

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws of the registrant.
4	.1(2)	Form of registrant’s common stock certificate.
4	.2(1)	Amended and Restated Investor Rights Agreement, dated July 13, 2004.
4	.3(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005.
10	.1(1)+	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.
10	.2(1)+	2002 Stock Plan.
10	.3(1)+	Form of Stock Option Agreement under the 2002 Stock Plan.
10	.4(1)+	2002 Equity Incentive Plan.
10	.5(1)+	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.
10	.6(2)+	2006 Equity Incentive Plan.
10	.7(2)+	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.
10	.8(1)	Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated April 28, 2003.
10	.9(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated December 8, 2004.
10	.10(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated February 1, 2006.
10	.11(3)	Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated December 19, 2005.
10	.12*†	Amendment No. 1 to the Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated November 30, 2006.
10	.13(1)	Common Stock Purchase Agreement between the registrant and Wyeth, dated December 19, 2005.
10	.14(1)+	Amended and Restated Employment Agreement between the registrant and Peter A. Thompson, M.D., dated March 29, 2006.

Exhibit
Number		Description

10	.15(1)+	Offer Letter with Michelle Burris, dated January 20, 2006.
10	.16(1)	Consulting Agreement with Lee R. Brettman, M.D., dated January 1, 2003.
10	.17(1)	Restricted Stock Purchase Agreement with Lee R. Brettman, M.D., dated January 28, 2004.
10	.18(1)	Letter from Oxford Finance Corporation, dated April 2, 2003.
10	.19(1)	Letter from Oxford Finance Corporation, dated November 3, 2004.
10	.20(1)	Master Security Agreement with Oxford Finance Corporation, dated June 18, 2003.
10	.21(1)	Form of Oxford Finance Corporation Promissory Note.
10	.22(1)†	Technology and Investment Agreement by and among the registrant, Jeffrey A. Ledbetter, Martha Hayden-Ledbetter and the Pacific Northwest Research Institute, dated December 31, 2001.
10	.23(4)	Independent Contractor Agreement between the registrant and Martha Hayden-Ledbetter dated May 1, 2004.
10	.24(5)	Loan and Security Agreement between the registrant and Comerica Bank, dated September 12, 2006.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (included on signature page).
31	.1*	Certification of Chief Executive Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1(5)	Opposition Brief filed August 8, 2006.

*	Filed herewith

(1)	Incorporated by reference from Trubion’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2006.

(2)	Incorporated by reference from Trubion’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 2, 2006.

(3)	Incorporated by reference from Trubion’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 5, 2006.

(4)	Incorporated by reference from Trubion’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2006.

(5)	Incorporated by reference from Trubion’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 22, 2006.

†	Portions of the agreement are subject to confidential treatment

+	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Peter Thompson
Peter A. Thompson, M.D., FACP
President, Chief Executive Officer and
Chairman of the Board of Directors

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter A. Thompson, M.D., FACP, Michelle Burris and Hans van Houte and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Peter Thompson Peter A. Thompson, M.D., FACP	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 26, 2007

/s/ Michelle G. Burris Michelle G. Burris	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2007

/s/ Lee Brettman Lee R. Brettman	Director	March 26, 2007

/s/ Patrick Heron Patrick J. Heron	Director	March 26, 2007

/s/ Anders Hove Anders D. Hove, M.D.	Director	March 26, 2007

/s/ Steven Gillis Steven Gillis, Ph.D.	Director	March 26, 2007

/s/ David Mann David A. Mann	Director	March 26, 2007

Signature	Title	Date

/s/ Samuel Saks Samuel R. Saks	Director	March 26, 2007

/s/ David Schnell David Schnell, M.D.	Director	March 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Trubion Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trubion Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R) — “Share-Based Payment”, effective January 1, 2006.

/s/  Ernst & Young LLP

Seattle, Washington
March 21, 2007

TRUBION PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and par value)

ASSETS
Current assets:
Cash and cash equivalents	$56,414	$4,681
Investments	49,387	5,111
Receivable from collaboration	4,354	40,000
Prepaid expenses	792	236

Total current assets	110,947	50,028
Property and equipment, net	10,334	3,898
Other assets	113	83

Total assets	$121,394	$54,009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,537	$833
Accrued liabilities	5,666	1,663
Accrued compensation	1,351	291
Current portion of notes payable	1,025	1,187
Current portion of deferred rent	180	173
Current portion of deferred revenue	8,000	8,000

Total current liabilities	17,759	12,147
Non-current portion of notes payable	6,708	1,276
Non-current portion of deferred rent	495	675
Non-current portion of deferred revenue	23,778	31,778
Preferred stock warrant liability	—	282
Commitments and contingencies
Convertible preferred stock and stock warrants; $0.001 par value per share; shares authorized — none at December 31, 2006 and 10,874,478 at December 31, 2005; issued and outstanding — none at December 31, 2006 and 10,652,057 at December 31, 2005	—	45,753
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at December 31, 2006 and none at December 31, 2005; issued and outstanding — none at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at December 31, 2006 and 13,554,458 at December 31, 2005; outstanding — 17,554,318 at December 31, 2006 and 1,395,201 at December 31, 2005	18	1
Additional paid-in capital	117,061	3,357
Deferred stock-based compensation	(850)	(1,591)
Accumulated other comprehensive loss	21	(2)
Accumulated deficit	(43,596)	(39,667)

Total stockholders’ equity (deficit)	72,654	(37,902)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$121,394	$54,009

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue
Collaboration revenue	$36,530	$222	$—
Grant revenue	—	127	294

Total revenue	36,530	349	294
Operating expenses:
Research and development*	33,309	15,212	11,640
General and administrative*	9,473	4,146	2,851

Total operating expenses	42,782	19,358	14,491

Loss from operations	(6,252)	(19,009)	(14,197)
Interest income	2,494	478	164
Interest expense	(272)	(200)	(180)
Other income (expense)	101	(134)	—

Loss before cumulative effect of change in accounting principle	(3,929)	(18,865)	(14,213)
Cumulative effect of change in accounting principle	—	(62)	—

Net loss	$(3,929)	$(18,927)	$(14,213)

Basic and diluted net loss per share	$(0.83)	$(23.30)	$(22.47)

Shares used in computation of basic and diluted net loss per share	4,744	812	633

* Includes non-cash stock-based compensation as follows:
Research and development	$2,693	$1,079	$23
General and administrative	2,553	748	17

Total non-cash stock-based compensation	$5,246	$1,827	$40

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)
Balance at January 1, 2004	3,362,254	$13,740	908,342	$1	$3	$(14)	$(1)	$(6,527)	$(6,538)
Issuance of common stock upon exercise of stock options	—	—	744	—	—	—	—	—	—
Issuance of Series A convertible preferred stock warrants issued in connection with issuance of notes payable	—	21	—	—	—	—	—	—	—
Repurchase of Series A convertible preferred stock for $4.39 per share	(153,769)	(627)	—	—	(48)	—	—	—	(48)
Issuance of Series B convertible preferred stock for $4.39 per share, $199 in financing costs	4,709,893	20,675	—	—	(199)	—	—	—	(199)
Stock-based compensation to non-employees at fair value	—	—	—	—	26	—	—	—	26
Vesting of non-employee restricted stock	—	—	—	—	2	—	—	—	2
Issuance and vesting of employee restricted stock	—	—	15,947	—	5	—	—	—	5
Amortization of deferred stock-based compensation	—	—	—	—	—	14	—	—	14
Unrealized holding loss on available-for-sale securities for the year ended December 31, 2004	—	—	—	—	—	—	(11)	—	(11)
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	(14,213)	(14,213)

Comprehensive loss									(14,224)

Balance at December 31, 2004 (carried forward)	7,918,378	$33,809	925,033	$1	$(211)	$—	$(12)	$(20,740)	$(20,962)

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)
Balance at December 31, 2004 (brought forward)	7,918,378	$33,809	925,033	$1	$(211)	$—	$(12)	$(20,740)	$(20,962)
Issuance of common stock upon exercise of stock options	—	—	462,194	—	145	—	—	—	145
Issuance of Series B convertible preferred stock for $4.39 per share, $3 in financing costs	2,733,679	12,000	—	—	(3)	—	—	—	(3)
Issuance of Series B convertible preferred stock warrants issued in connection with issuance of notes payable	—	5	—	—	—	—	—	—	—
Reclassification of convertible preferred stock warrants to liabilities (Note 2)	—	(61)	—	—	—	—	—	—	—
Stock-based compensation to non-employees at fair value	—	—	—	—	836	—	—	—	836
Issuance and vesting of non-employee restricted stock	—	—	7,974	—	4	—	—	—	4
Vesting of employee restricted stock	—	—	—	—	4	—	—	—	4
Issuance of stock options to employees	—	—	—	—	2,582	(2,582)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	991	—	—	991
Unrealized holding gain on available-for-sale securities for the year ended December 31, 2005	—	—	—	—	—	—	10	—	10
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	(18,927)	(18,927)

Comprehensive loss									(18,917)

Balance at December 31, 2005 (carried forward)	10,652,057	$45,753	1,395,201	$1	$3,357	$(1,591)	$(2)	$(39,667)	$(37,902)

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)
Balance at December 31, 2005 (brought forward)	10,652,057	$45,753	1,395,201	$1	$3,357	$(1,591)	$(2)	$(39,667)	$(37,902)
Issuance of common stock upon exercise of stock options	—	—	93,167	—	94	—	—	—	94
Stock-based compensation to non-employees at fair value	—	—	—	—	834	—	—	—	834
Vesting of non-employee restricted stock	—	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	3,573	—	—	—	3,573
Amortization of deferred stock-based compensation	—	—	—	—	—	530	—	—	530
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(132)	132	—	—	—
Stock option modification	—	—	—	—	230	79	—	—	309
Conversion of preferred stock to common stock	(10,652,057)	(45,753)	10,652,057	11	45,742	—	—	—	45,753
Net exercise of preferred stock warrants into common stock	—	—	13,893	—	181	—	—	—	181
Issuance of common stock for cash in initial public offering, net of offering expenses of $7,020	—	—	4,600,000	5	52,775	—	—	—	52,780
Issuance of common stock for cash in private placement offering	—	—	800,000	1	10,399	—	—	—	10,400
Unrealized holding gain on available-for-sale securities for the year ended December 31, 2006	—	—	—	—	—	—	23	—	23
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(3,929)	(3,929)

Comprehensive loss									(3,906)

Balance at December 31, 2006	—	$—	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(3,929)	$(18,927)	$(14,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	4,412	991	14
Non-cash stock-based consulting expense	834	836	26
Depreciation and amortization	1,534	928	692
Amortization of debt discount	25	17	14
Revaluation of warrants to fair value	(101)	196	—
Changes in operating assets and liabilities:
Receivable from collaboration	35,646	(40,000)	—
Grant receivable	—	294	(294)
Prepaid expenses and other assets	(586)	(13)	(116)
Accounts payable	704	234	86
Accrued liabilities and compensation	5,071	651	559
Deferred revenue	(8,000)	39,778	—
Deferred rent	(173)	(172)	822

Net cash provided by (used in) operating activities	35,437	(15,187)	(12,410)
Investing activities
Purchase of property and equipment	(7,970)	(1,515)	(812)
Purchase of investments	(169,498)	(26,012)	(22,905)
Maturities of investments	125,245	30,718	15,804

Net cash provided by (used in) investing activities	(52,223)	3,191	(7,913)
Financing Activities
Proceeds from issuance of notes payable	6,458	1,401	869
Payments on notes payable	(1,213)	(889)	(603)
Net proceeds from the initial public offering	52,780	—	—
Proceeds from the private placement of common stock to Wyeth	10,400	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	11,997	20,476
Repurchase of Series A convertible preferred stock	—	—	(675)
Proceeds from issuance of common stock and exercise of stock options	94	148	5

Net cash provided by financing activities	68,519	12,657	20,072

Net increase (decrease) in cash and cash equivalents	51,733	661	(251)
Cash and cash equivalents at beginning of year	4,681	4,020	4,271

Cash and cash equivalents at end of year	$56,414	$4,681	$4,020

Supplemental disclosure information:
Cash paid for interest	$217	$181	$166
Non-cash investing and financing activities:
Issuance of warrants in connection with the issuance of notes payable	$—	$30	$21
Conversion of preferred stock to common stock	$45,753	$—	$—
Net exercise of preferred stock warrants to common stock	$181	$—	$—

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Trubion Pharmaceuticals, Inc. (“Trubion” or the “Company”) (formerly Genecraft, LLC), was originally organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. In September 2003, the Company changed its name to Trubion Pharmaceuticals, Inc.

Trubion is a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune disease and cancer. The Company’s product candidates are novel single-chain polypeptide proteins called small modular immunopharmaceuticals, or SMIPtm, therapeutics and are designed using its custom drug assembly technology. These product candidates bind to biologic targets that have been clinically validated either by existing products or by potential products in late stage clinical trials. Trubion designed, developed and submitted to the Food and Drug Administration an Investigational New Drug application for its lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial for rheumatoid arthritis, which was initiated in September 2006. The Company completed enrollment of its Phase IIb clinical trial in January 2007. In order to fund ongoing development activities and commercialize its products, the Company will, in some cases, enter into collaboration agreements which would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005, Trubion entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015. To date, none of the Company’s product candidates have been approved for marketing and sale and the Company has not received any product revenue.

Use of Estimates

Trubion’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Trubion to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, Trubion evaluates its estimates, including those related to revenue recognition, classification of investments, fair values of assets, income taxes, clinical trial and manufacturing accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company carries cash, cash equivalents and investments available-for-sale at fair value. The Company’s other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of 90 days or less from date of purchase to be cash equivalents. Cash equivalents consist of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market funds, which are carried at market value.

The Company classifies its investment portfolio as available-for-sale. Available-for sale securities are carried at estimated fair value, with the unrealized gains and losses, if any, reported in stockholders’ equity (deficit) and included in accumulated other comprehensive income (loss). The Company considers an

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term ranging from five to seven years.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Trubion periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Deferred Rent

Lease incentives, including rent holidays and tenant improvement allowances provided by lessors, and rent escalation provisions are accrued as deferred rent. The Company recognizes rent expense on a straight-line basis over the term of the lease. The related benefits are included in research and development expense or general and administrative expense based on the nature of the related expense.

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

Up-Front Fees and License Fees:  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

based on the status of the project against the estimated timeline as additional information becomes available. The Company also considers the time frame of its substantive contractual obligations related to research and development agreements when estimating the term of the research and development period.

Collaborative Research Funding:  Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.

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

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred or at the date of non-refundable upfront fees and milestones become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provision of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. Trubion continues to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive income (loss) for all other periods presented has been disclosed in the statements of stockholders’ equity.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for stock options issued to non-employees using the fair value method of accounting prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services rendered. The stock compensation costs of these options granted to non-employees are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received.

In accordance with SFAS 123, as amended by SFAS 148, the Company has provided below pro forma disclosures of the effect on net loss as if SFAS 123 had been applied in measuring employee compensation expense for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(18,927)	$(14,213)
Add back: stock-based employee compensation expense included in net loss	991	14
Deduct: stock-based employee compensation expense determined under the fair value method	(1,106)	(15)

Pro forma net loss	$(19,042)	$(14,214)

Basic and diluted net loss per share, as reported	$(23.30)	$(22.47)

Pro forma basic and diluted net loss per share	$(23.44)	$(22.47)

The fair value of these employee options was estimated at the date of grant using the Black-Scholes option pricing model under the minimum value method with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004

Risk-free interest rate	4.35%	4.25%
Weighted-average expected life (in years)	4.87	5.16
Expected dividend yield	0%	0%
Expected volatility rate	0%	0%
Weighted-average estimated fair value of employee options	$7.15	$0.06

Concentration of Credit Risk

Financial instruments that subject the Company to potential credit risk consist of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments are placed with high credit-quality financial institutions and issuers. The Company believes that its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under Statement 150, the freestanding warrants that were related to the Company’s convertible preferred stock were classified as liabilities on the balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other expense. In October 2006, the warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 13,893 share of common stock to the warrant holder.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48, as required on January 1, 2007. The Company has assessed the impact of FIN 48 on its financial statements and does not believe there is a material impact at this time.

On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, “Accounting Changes,” and SFAS 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice on the method companies use to quantify financial statements misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s financial statements as of and for the year ended December 31, 2006.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. This Staff Position affirms that freestanding warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under Statement 150, the freestanding warrants that were related to the Company’s convertible preferred stock were liabilities that should be recorded at fair value. As discussed in Note 10, the Company previously accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $196,000, or $0.24 per share. The impact consists of a $62,000 charge for the cumulative effect upon adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $134,000 of additional expense that has been recorded in other expense to reflect the increase in the estimated fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006, the Company recorded $101,000 of other income to reflect the estimated decrease in fair value between January 1, 2006 and October 17, 2006.

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Year Ended December 31,
	2006	2005	2004

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.83)	$(23.22)	$(22.47)
Cumulative effect of change in accounting principle	—	(0.08)	—

Net loss	$(0.83)	$(23.30)	$(22.47)

Shares used in computing basic and diluted net loss per common share (in thousands)	4,744	812	633

The pro forma effect of the adoption of Statement 150 on the Company’s results of operations for 2005 and 2004, if applied retroactively, assuming Statement 150 had been adopted in those years, has not been disclosed, as these amounts would not be materially different from the reported amounts.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because the Company reports a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following:

	As of December 31,
	2006	2005	2004

Stock options	1,587,626	974,151	1,049,873
Warrants to purchase convertible preferred stock	—	20,353	17,163
Common shares subject to repurchase	1,730	96,108	222,482
Convertible preferred stock	—	10,652,057	7,918,378

	1,589,356	11,742,669	9,207,896

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

	Year Ended December 31,
	2006	2005	2004

Net loss	$(3,929)	$(18,927)	$(14,213)
Preferred stock warrant liability income (expense)	101	(134)	—

Pro forma net loss	$(3,828)	$(19,061)	$(14,213)

Shares used to compute basic and diluted net loss per share	4,744	812	633
Pro forma adjustments to reflect weighted-average effect of conversion of preferred stock on January 1, 2004	8,434	10,652	7,918

Non-GAAP pro forma shares used in pro forma basic and diluted net loss per share	13,178	11,464	8,551

Non-GAAP pro forma basic and diluted net loss per share	$(0.29)	$(1.66)	$(1.66)

4.	Collaboration Agreement

In December 2005, the Company entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of its lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. The Company is also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to the agreement. In addition, the Company has the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The Company retains the right to develop and commercialize, on its

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a licensed product-by-licensed product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a U.S. or foreign patent or application or, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid the Company a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from the Company in a private placement, concurrent with the Company’s initial public offering, 800,000 shares of the Company’s common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. The agreement provides that the Company is to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one year periods. Wyeth’s financial obligations to the Company also include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by the Company to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include additional amounts for reimbursement of agreed external research and development costs and patent costs. In addition, the Company will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007. The $40 million up-front fee is being recognized ratably over the estimated term of Trubion’s substantive contractual obligations under the agreement and the related research and development period of five years. During 2006 and 2005, the Company recognized as revenue $36.5 million and $222,000, respectively, for research and development services pursuant to the Company’s Wyeth collaboration. The $36.5 million is comprised of $8.0 million for amortization of the $40 million up-front fee received from Wyeth, $8 million for a milestone payment and $20.5 million for collaborative research funding from the Wyeth collaboration.

5.	Investments

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2006 and 2005 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2006	Amortized Cost	Gains	Losses	Market Value

Corporate debt securities	$60,549	$26	$(5)	$60,570
Money market funds	39,040	—	—	39,040

Total	99,589	26	(5)	99,610
Less: cash equivalents	(50,223)	—	—	(50,223)

Amounts classified as investments	$49,366	$26	$(5)	$49,387

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2005	Amortized Cost	Gains	Losses	Market Value

Corporate debt securities	$4,613	$—	$(2)	$4,611
Government securities	500	—	—	500
Money market funds	3,322	—	—	3,322

Total	8,435		(2)	8,433
Less: cash equivalents	(3,322)	—	—	(3,322)

Amounts classified as investments	$5,113	$—	$(2)	$5,111

The estimated fair market value amounts have been determined by the Company using available market information. At December 31, 2006 and 2005, all marketable securities matured within twelve months. Unrealized gains and losses on available-for-sale securities were reported as a component of stockholders’ equity (deficit).

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Lab equipment	$6,053	$3,056
Leasehold improvements	6,385	2,148
Furniture and fixtures	359	180
Computer equipment and software	711	358
Construction in progress	204	—

	13,712	5,742
Accumulated depreciation and amortization	(3,378)	(1,844)

	$10,334	$3,898

Property and equipment included equipment acquired under equipment financing agreements of $10.6 million and $4.1 million at December 31, 2006 and 2005, respectively. Accumulated depreciation related to assets under the equipment financing agreements was $2.4 million and $1.2 million at December 31, 2006 and 2005, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows. Leasehold improvements include $4.2 million for the buildout of office and lab space in 2006.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Accrued professional fees	$576	$273
Accrued manufacturing	1,583	975
Accrued clinical trials	1,994	324
Leasehold improvements	442	—
Other	1,071	91

	$5,666	$1,663

8.	Notes Payable — Equipment Financing Arrangements

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

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. The Company is in compliance with the covenants associated with the Loan and Security Agreement.

During 2005, 2004 and 2003, the Company entered into various equipment financing arrangements with a lender, each of which is secured by the underlying equipment financed through the arrangement.

The credit facilities bear interest at annual rates between 8.83% and 9.67% and are payable in monthly installments ranging from 36 to 42 months. In conjunction with these financing arrangements, the Company is obligated to issue warrants to purchase convertible preferred stock equal to 2% of the first $1 million, 3% of the second $1.7 million and 1% of the third $2.0 million of the actual loan amount using an exercise price equal to the most recent convertible preferred stock round price per share. In November 2006, the warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 13,893 shares of common stock to the warrant holder (see Note 10 for additional information). Warrants are recorded as debt issuance costs based on the relative estimated fair value. Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest rate method.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, the Company financed $10.6 million and $4.1 million, respectively, of equipment purchased under the lender credit facilities. As of December 31, 2006, $1.5 million remained available to the Company.

The future minimum payments due under the equipment financing arrangements were as follows as of December 31, 2006 (in thousands):

Notes Payable

Year ending December 31, 2007	$1,255
2008	2,049
2009	1,681
2010	1,587
2011	1,587
Thereafter	1,190

Total payments	9,349
Less amount representing interest	(1,562)
Less amount attributable to debt issuance costs	(54)

Present value of payments	7,733
Less current portion of notes payable	(1,025)

Long-term portion of notes payable	$6,708

9.	Commitments and Contingencies

Operating Lease Commitments

The Company leases office and laboratory space under one operating lease agreement, which expires on April 30, 2013. Under the lease, the Company has two options to extend the term of the lease, each for an additional term of five years at the then fair market value of the leased premises. Future minimum lease payments under these leases as of December 31, 2006, were as follows (in thousands):

Operating Leases

Year ending December 31, 2007	$1,405
2008	1,405
2009	1,405
2010	1,405
2011	1,405
Thereafter	1,873

Total minimum lease payments	$8,898

Rent expense was $1.1 million, $778,000 and $629,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has a facilities lease for its headquarters in Seattle, Washington. The Company took occupancy in June 2003 and from June through September 2003 it had a rent-free period. The Company did not start paying monthly rent payments until October 2003. Accordingly, the Company recorded rent expense and accrued a liability for deferred rent of $242,000 in 2003 based upon the ratable recognition of total rent payments under this lease over the total time of occupancy, including the months for which the Company did

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

not pay rent. During 2003, the lessor provided the Company with a $1 million reimbursement for tenant improvements to its lab space. This lease incentive is recorded as deferred rent and recognized as a reduction of research and development expense on a straight-line basis over the lease term.

On February 2, 2007, the Company entered into a lease to add an additional 3,067 square feet of space in the same building it currently leases space effective February 1, 2007 and expiring April 30, 2013. The impact of this additional commitment is an increase in operating expenses of approximately $65,000 per year.

Manufacturing Commitments

The Company has entered into agreements with Lonza Biologics for certain license rights related to its manufacturing technology, research and development services, and for the manufacture of TRU-015. The Company has reserved future manufacturing capacity from Lonza under pre-specified terms and conditions.

The Company has entered into an agreement with Laureate Pharma to provide various bioprocessing services for the manufacture of TRU-016 for preclinical and clinical testing.

Guarantees and Indemnifications

In November 2002, the FASB issued FASB Interpretation No. 45, (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, the Company intends to obtain director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2006.

The Company has certain agreements with certain research organizations with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company also accrues for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

10.	Stockholders’ Equity (Deficit)

Preferred Stock

In connection with the Company’s initial public offering all shares of convertible preferred stock were converted to common stock. As of December 31, 2005 the aggregate liquidation preference of the convertible preferred stock was $45.8 million.

At December 31, 2006 and 2005, the Company had 5,000,000 shares, $0.001 par value, or authorized preferred stock. The Company’s board of directors has the authority, without further action by the stockholders, to issue from time to time preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights,

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms. No preferred stock was issued or outstanding as of December 31, 2006.

Common Stock

As of December 31, 2006 and 2005, the Company was authorized to issue 150,000,000 and 13,554,458 shares of common stock. As of December 31, 2006 and 2005, respectively, the Company had 17,554,318 and 1,395,201 shares of common stock outstanding.

In October 2006, the Company completed its initial public offering of 4,600,000 shares of its common stock at a public offering price of $13 per share. Net cash proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 10,652,057 shares of common stock. In October 2006, the Company also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in net cash proceeds of $10.4 million.

In 2003 and 2004, in connection with an equipment financing arrangement, the Company issued an immediately exercisable and fully vested series of warrants to purchase 17,163 shares of Series A Preferred Stock at a per share price of $4.08. In 2005, in connection with an equipment financing arrangement, the Company issued an immediately exercisable and fully vested series of warrants to purchase 3,190 shares of Series B Preferred Stock at a per share price of $4.39. In October 2006, the warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 13,893 shares of common stock to the warrant holder.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,	December 31,
	2006	2005

Convertible preferred stock
Shares outstanding	—	10,652,057
Shares authorized, but unissued	—	222,421
Warrants
To purchase Series A preferred stock	—	17,418
To purchase Series B preferred stock	—	4,556
2006 Equity Incentive Plan
Options outstanding	1,587,626	974,151
Shares available for grant	490,522	60,622

	2,078,148	11,931,225

Reverse Stock Split

On October 12, 2006, the Company’s Board of Directors and stockholders approved a 6.271-to-1 reverse stock split. A Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation was filed on October 12, 2006 effecting the 6.271-to-1 reverse stock split. All common and convertible preferred stock share and per-share data included in these financial statements have been retroactively restated to reflect the 6.271-to-1 reverse stock split.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the estimated fair value at December 29, 2006 of $18.01 per share (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available		Price per	Life	Intrinsic
	for Grant	Options Granted	Share	(in years)	Value

Balance at January 1, 2004	327,515	548,286	0.25
Authorized increase in Plan	637,856	—	—
Issuance of restricted shares	(15,946)	—	—
Granted	(519,263)	519,263	0.32
Exercised	—	(744)	0.32
Cancelled	16,909	(16,909)	0.32

Balance at December 31, 2004	447,071	1,049,896	0.32
Granted at less than fair value	(386,537)	386,537	1.13
Exercised	—	(462,194)	0.32
Cancelled	88	(88)	0.32

Balance at December 31, 2005	60,622	974,151	0.63
Authorized increase in Plan	1,136,542	—	—
Granted at less than fair value	(652,102)	652,102	6.94
Granted at fair value	(73,700)	73,700	16.45
Exercised	—	(93,167)	1.00
Cancelled	19,160	(19,160)	2.55

Balance at December 31, 2006	490,522	1,587,626	$3.90	8.34	$22,449

Vested and expected to vest at December 31, 2006	—	1,567,086	$3.83	8.34	$22,264
Exercisable at December 31, 2006	—	675,066	$1.64	7.67	$11,048

During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $1.5 million. The total fair value of shares vested during 2006 was approximately $1.6 million.

The Company issued 15,947 shares of restricted stock in 2004 at a weighted average fair value of $0.31 per share. In addition, the Company issued 7,974 shares of restricted stock in 2005 at a weighted-average fair value of $5.39 per share.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the fair value at December 29, 2006 of $18.01 per share (aggregate intrinsic value in thousands):

	Options Outstanding
		Weighted-Average
		Remaining
		Contractual		Options Exercisable
	Number of	Life	Aggregate	Number of	Aggregate
Exercise Price per Share	Shares	(In Years)	Intrinsic Value	Shares	Intrinsic Value

$0.07	91,532	5.74	$1,643	91,532	$1,643
$0.32	661,428	7.61	11,705	386,690	6,843
$2.70	123,990	8.92	1,898	78,633	1,204
$6.53	526,091	9.16	6,044	118,211	1,358
$8.35 — $19.22	184,585	9.57	1,159	—	—

$0.07 — $19.22	1,587,626	8.34	$22,449	675,066	$11,048

The following is a summary of restricted stock award activity:

Outstanding
Stock
Awards

Balance at January 1, 2004	345,393
Units granted	15,947
Units vested	(138,858)

Balance at December 31, 2004	222,482
Units granted	7,974
Units vested	(134,348)

Balance at December 31, 2005	96,108
Units granted	—
Units vested	(94,378)

Balance at December 31, 2006	1,730

Employee Stock-Based Compensation

The components of the stock-based compensation recognized in the Company’s statements of operations for the year ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31, 2006
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$264	$529
Employee stock options granted on or subsequent to January 1, 2006	2,218	1,665	3,883
Non-employee stock options	70	764	834

	$2,553	$2,693	$5,246

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	G&A	R&D	Total

Employee stock options	$554	$437	$991
Non-employee stock options	194	642	836

	$748	$1,079	$1,827

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all future share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and was effective beginning January 1, 2006.

Effective January 1, 2006, the Company began accounting for grants of stock options to employees utilizing the fair value recognition provisions of SFAS 123R. As a result of the adoption of FAS 123R, the Company’s net loss increased by approximately $1.4 million or $0.29 per share in the year ended December 31, 2006.

Employee Stock Options Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of the Company’s common stock and the exercise price of the option. The Company recorded the total value of these options as a component of stockholders’ equity (deficit), which has been amortized over the vesting period of the applicable option on a straight line basis. As of December 31, 2006 the expected future amortization of expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

2007	$502
2008	312
2009	36

$850

Employee Stock Options Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock options granted on or subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable option on a straight-line basis. Adoption of SFAS 123R was implemented utilizing the prospective transition method. Under this method, compensation costs recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the minimum-value method in accordance with the original provisions of APB 25; and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company chose the straight-line method of allocating compensation cost under SFAS 123R. The Company also chose to continue utilizing the Black-Scholes model as its chosen option-pricing model.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

For the calculation of expected volatility, the Company based its estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available. The Company used the following factors to identify similar public entities: industry, stage of life cycle and the existence of at least one significant partnership. The result of the adoption of SFAS 123R is an increase in the value of estimated non-cash stock-based compensation reflected in the Company’s Statements of Operations in the year ended December 31, 2006.

The fair value of each employee option grant in the year ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
December 31,
2006

Risk-free interest rate	4.57%-5.04%
Weighted-average expected life (in years)	5.5-6.25
Expected dividend yield	0%
Expected volatility rate	75%
Weighted-average estimated fair value of employee options	$15.39

In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $3.9 million. Of the $3.9 million, $1.7 million was included in research and development expense and $2.2 million was included in general and administrative expense. The $3.9 million of employee stock-based compensation expense includes $309,000 related to the accelerated vesting of options in the first quarter of 2006. As of December 31, 2006, total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.9 million and the weighted-average period over which it is expected to be recognized is approximately 1.3 years. The Company recorded no tax benefit related to these options during the year ended December 31, 2006 since the Company currently maintains a full valuation allowance on all deferred tax assets.

Non-employee Stock-Based Compensation

The Company accounts for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services rendered. The stock compensation costs of these options granted to non-employees are estimated using the Black-Scholes valuation model and re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, the Company make assumptions with respect to the expected life of the option, the volatility of the fair value of its common stock, risk free interest rates and expected dividend yields of its common stock. The Company has to date assumed that non-employee stock options have an expected

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

life of ten years, representing their full contractual life, and assumed common stock volatility of 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

During 2006, the Company granted 9,571 options to non-employees to purchase shares of common stock, at an exercise price of $8.34 per share and an estimated Black-Scholes fair value of $15.90 per share. During 2005, the Company granted 14,354 options to non-employees to purchase shares of common stock, at an exercise price of $2.70 per share and an estimated Black-Scholes fair value of $18.21 per share. During 2004, the Company granted non-employees options to purchase 23,121 shares of common stock with exercise prices equal to the estimated fair value on the date of grant.

The Company valued the non-employee stock options granted during 2006, 2005 and 2004 using the Black-Scholes valuation model, using a volatility rate of 100%, an expected life representing the remaining contractual life of ten years, an expected dividend yield of 0% and a risk-free interest rate ranging from 3.86% to 5.10%. Stock-based compensation expense associated with these non-employee options was $195,000, $242,000 and $6,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-based compensation expense related to restricted stock awards granted to members of the Company’s Scientific Advisory Board was $129,000, $102,000 and $3,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense is recorded using straight-line amortization in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In addition, the Company issued shares of common stock to certain of its founders who act as consultants to Trubion. These shares are subject to repurchase rights by the Company that lapse over time. The Company records differences between the fair market value of its common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the years ended December 31, 2006, 2005 and 2004, the Company recorded expense of $510,000, $492,000 and $17,000, respectively, related to these shares.

11.	401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 100% of eligible compensation on a pretax basis. Pursuant to the 401(k) Plan, the Company does not match any employee contributions.

12.	Income Taxes

At December 31, 2006, the Company had a net operating loss and research and development (“R&D”) tax credit carryforwards of approximately $3.1 million and $643,000, respectively. If not utilized, the net operating loss and R&D tax credit carryforwards expire between 2021 and 2025. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to its deferred tax assets due to the uncertainty of realizing the benefits of the assets. The increase in the valuation allowance on the deferred tax asset was approximately $200,000 and $6.4 million for 2006 and 2005, respectively.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets
Net operating loss carryforwards	$1,068	$12,767
Deferred revenue	11,122	—
Stock compensation	607	—
R&D tax credit carryforwards	643	529
Other current assets and liabilities (net)	124	107
Other non-current assets and liabilities (net)	324	303
Less: Valuation allowance	(13,888)	(13,706)

Net deferred tax asset (liability)	$—	$—

13.	Related Party Transactions

In December 2005, the Company entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of its lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. In connection with the agreement, Wyeth purchased directly from the Company in a private placement, concurrent with the Company’s initial public offering, 800,000 shares of the Company’s common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. During 2006 and 2005, the Company recognized as revenue $36.5 million and $222,000, respectively, for research and development services pursuant to the Company’s Wyeth collaboration. As of December 31, 2006, Wyeth owed the Company $4.4 for research and development services.

In 2003, the Company entered into a consulting agreement with Dr. Lee Brettman, a member of its board of directors, pursuant to which he provides, among other things, advisory services with respect to the Company’s clinical development planning, implementation and research and development prioritization. In connection with the consulting agreement, on January 28, 2004, Dr. Brettman purchased 15,947 shares of restricted common stock at the estimated fair market value. The Company has a repurchase right with respect to the shares. The repurchase right lapsed 25% on the date of the purchase with the remainder over the service period of three years. During 2006 and 2005, the Company recorded $70,000 and $33,000, respectively, in stock-based compensation related to this consulting agreement.

In 2002, as amended in 2004, the Company entered into a consulting agreement with Dr. Martha Hayden-Ledbetter, one of its co-founders and stockholders and the wife of the Company’s chief scientific officer. Dr. Hayden-Ledbetter has provided scientific consulting services to the Company since inception. In 2001, Dr. Hayden-Ledbetter purchased 155,479 shares of restricted stock. In 2002, the purchase agreement was amended to restrict the shares with a three-year ratable vesting period. This resulted in restricted stock compensation expense of $0, $227,000 and $10,000 in 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004 the Company paid $100,000, $100,000 and $83,000, respectively, for Dr. Hayden-Ledbetter’s consulting services. As of December 31, 2006 and 2005, no amounts were payable under the agreement.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2006 and 2005 (in thousands, except per share and share amounts):

	March 31,	June 30,	September 30,	December 31,

2006			(1)
Revenue	$5,818	$7,818	$16,539	$6,355
Total operating expenses	8,588	10,362	11,602	12,230
Income (loss) from operations	(2,770)	(2,544)	4,937	(5,875)
Net income (loss)	(2,387)	(2,132)	5,390	(4,800)
Basic net income (loss) per share(2)	(1.80)	(1.55)	3.79	(0.33)
Diluted net income (loss) per share(2)	(1.80)	(1.55)	0.40	(0.33)
2005
Revenue	$74	$53	$—	$222
Total operating expenses	4,000	4,462	4,960	5,936
Loss from operations	(3,926)	(4,409)	(4,960)	(5,714)
Net loss	(3,862)	(4,321)	(5,012)	(5,732)
Basic and diluted net loss per share	(5.38)	(5.74)	(6.33)	(5.81)

(1)	Reflects the impact of $8 million of revenue recognized in the third quarter of 2006 upon the achievement of a milestone under the Wyeth agreement.

(2)	Reflects the impact of the conversion of 10,652,057 shares of convertible preferred stock into common stock upon the closing of the initial public offering in October 2006.