Form 10-Q
period 2007-03-31
Trubion Pharmaceuticals, Inc
filed 2007-05-14
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2007 was 17,614,012.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,003	$56,414
Investments	43,399	49,387
Receivable from collaboration	3,443	4,354
Prepaid expenses and other current assets	781	792

Total current assets	102,626	110,947
Property and equipment, net	11,926	10,334
Other assets	87	113

Total assets	$114,639	$121,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$898	$1,537
Accrued liabilities	5,048	5,666
Accrued compensation	810	1,351
Current portion of notes payable	1,338	1,025
Current portion of deferred rent	180	180
Current portion of deferred revenue	8,000	8,000

Total current liabilities	16,274	17,759
Non-current portion of notes payable	7,681	6,708
Non-current portion of deferred rent	450	495
Non-current portion of deferred revenue	21,778	23,778

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at March 31, 2007 and December 31, 2006; issued and outstanding — none at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at March 31, 2007 and December 31, 2006; outstanding — 17,585,477 at March 31, 2007 and 17,554,318 at December 31, 2006	18	18
Additional paid-in capital	117,764	117,061
Deferred stock-based compensation	(724)	(850)
Accumulated other comprehensive income	13	21
Accumulated deficit	(48,615)	(43,596)

Total stockholders’ equity	68,456	72,654

Total liabilities and stockholders’ equity	$114,639	$121,394

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Collaboration revenue	$4,835	$5,818
Operating expenses:
Research and development*	8,591	5,757
General and administrative*	2,355	2,831

Total operating expenses	10,946	8,588

Loss from operations	(6,111)	(2,770)
Interest income	1,257	502
Interest expense	(165)	(60)
Other expense	—	(59)

Net loss	$(5,019)	$(2,387)

Basic and diluted net loss per share	$(0.29)	$(1.80)

Shares used in computation of basic and diluted net loss per share	17,566	1,327

* Includes non-cash stock-based compensation as follows:
Research and development	$338	$894
General and administrative	465	1,153

Total non-cash stock-based compensation	$803	$2,047

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net loss	$(5,019)	$(2,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	771	1,829
Non-cash stock-based consulting expense	32	218
Depreciation and amortization expense	671	281
Amortization of debt discount	6	6
Revaluation of warrants to fair value	—	59
Changes in operating assets and liabilities:
Receivable from collaboration	911	36,182
Prepaid expenses and other assets	37	(1,097)
Accounts payable	(639)	655
Accrued liabilities and compensation	(1,159)	375
Deferred revenue	(2,000)	(2,000)
Deferred rent	(45)	(43)

Net cash provided by (used in) operating activities	(6,435)	34,078

Investing Activities:
Purchase of property and equipment	(2,263)	(317)
Purchase of investments	(46,453)	(36,990)
Maturities of investments	52,433	8,481

Net cash provided by (used in) investing activities	3,717	(28,826)

Financing Activities:
Proceeds from issuance of notes payable	1,516	—
Payments on notes payable	(236)	(300)
Proceeds from exercise of stock options	26	16

Net cash provided by (used in) financing activities	1,306	(284)

Net increase (decrease) in cash and cash equivalents	(1,411)	4,968
Cash and cash equivalents at beginning of period	56,414	4,681

Cash and cash equivalents at end of period	$55,003	$9,649

Supplemental disclosure information:
Cash paid for interest	$158	$54
See accompanying notes

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Business
     Trubion Pharmaceuticals, Inc. (formerly Genecraft, LLC) was originally organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. In September 2003 we changed our name to Trubion Pharmaceuticals, Inc.
     We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancer. Our product candidates are novel single-chain polypeptide proteins we call small modular immunopharmaceutical, or SMIPtm, therapeutics and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late-stage clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months we designed, developed, and submitted to the U.S. Food and Drug Administration (“FDA”) an Investigational New Drug application (“IND”) for our lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial, initiated in September 2006, for the treatment of rheumatoid arthritis. Enrollment in this trial was completed in January 2007. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements which would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue.
Basis of Presentation
     The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information.
     The accompanying unaudited condensed financial statements and notes to condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement; otherwise consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable, up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of its substantive contractual obligations related to research and development agreements when estimating the term of the research and development period.
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
Research and Development
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date payment of non-refundable up-front fees and milestone payments become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers.
Accounting for Stock-Based Compensation
     On January 1, 2006 we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement No. 123R, Share-Based Payment (“SFAS 123R”), under the prospective method which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related to interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. Under the prospective method, compensation costs recognized during the three months ended March 31, 2007 and March 31, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Recent Accounting Pronouncements
     In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.
     We adopted FIN 48 effective January 1, 2007. At the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have decided to classify any interest and penalties as a component of tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to audit by the IRS for all years since inception.
     In September 2006 FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations, and cash flows and do not believe the impact of the adoption will be material.
     On February 15, 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 , (“SFAS 159”), was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the accounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Net Loss per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following (in thousands):

	As of March 31,
	2007	2006

Stock options	1,588	1,515
Warrants to purchase convertible preferred stock	—	20
Common shares subject to repurchase	1	70
Convertible preferred stock	—	10,652

	1,589	12,257

Non-GAAP Pro Forma Net Loss per Share Applicable to Common Stockholders
     The additional non-GAAP disclosure below shows what net loss per share would have been if the conversion of our shares of redeemable convertible preferred stock had occurred at the beginning of the respective periods being reported using the as-if-converted method. All shares of redeemable convertible preferred stock were automatically converted to 10,652,057 shares of common stock upon the completion of our initial public offering on October 23, 2006. We believe this non-GAAP pro forma information provides meaningful supplemental information that helps investors compare the results of prior periods after giving effect to the change in capitalization resulting from the conversion of preferred stock. Our non-GAAP pro forma basic net loss per share is as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2007	2006
Net loss	$(5,019)	$(2,387)
Preferred stock warrant liability expense	—	59

Pro forma net loss	$(5,019)	$(2,328)

	Three months ended
	March 31,
	2007	2006
Shares used to compute basic net loss per share	17,566	1,327
Pro forma adjustments to reflect weighted-average effect of conversion of preferred stock on January 1, 2006	—	10,652

Non-GAAP pro forma shares used in pro forma basic net loss per share	17,566	11,979

Non-GAAP pro forma basic net loss per share	$(0.29)	$(0.19)

4. Collaboration Agreement
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a U.S. or foreign patent or application or, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. The agreement provides that we are to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include additional amounts for reimbursement of agreed external research and development costs and patent costs. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development period of five years.
     During the three months ended March 31, 2007 and 2006, we recognized revenue of $4.8 million and $5.8 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $4.8 million recognized in the three months ended March 31, 2007 is comprised of $2.0 million for amortization of the $40 million up-front fee received from Wyeth and $2.8 million for collaborative research funding from the Wyeth collaboration.
5. Stock-Based Compensation
Employee Stock Options Granted Prior to January 1, 2006
     Compensation cost for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We recorded the total valuation of these options as a component of stockholders’ equity (deficit), which is being amortized over the vesting period of the applicable option on a straight line basis. As of March 31, 2007 the expected future amortization of expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2007	$376
2008	312
2009	36

$724

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
     The fair value of each employee option grant in the three months ended March 31, 2007 and 2006, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.62%	4.63%
Weighted-average expected life (in years)	6.25	5.5-6.25
Expected dividend yield	0%	0%
Expected volatility rate	75%	75%
Weighted-average estimated fair value of employee options	$14.34	$15.11
     Total employee stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $645,000 and $1.7 million, respectively. Of the $645,000 recognized in the three months ended March 31, 2007, $253,000 was included in research and development expense and $392,000 was included in general and administrative expense. As of March 31, 2007 total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.6 million and the weighted-average period over which it is expected to be recognized is approximately 1.3 years. We recorded no tax benefit related to these options during the three months ended March 31, 2007 since we currently maintain a full valuation allowance on all deferred tax assets.
Non-Employee Stock Options
     We account for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We value non-employee stock options grants using the Black-Scholes valuation model, using a volatility rate of 100%, an expected life representing the remaining contractual life of ten years, an expected dividend yield of 0% and a risk-free interest rate of 4.50%. Stock-based compensation expense associated with non-employee options was $24,000 and $41,000 for the three months ended March 31, 2007 and 2006, respectively.
     Stock-based compensation expense related to restricted stock awards granted to members of our Scientific Advisory Board was $8,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. Compensation expense is recorded using straight-line amortization in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
     In addition, we issued shares of common stock to certain of our non-employee founders who act as consultants to us. These shares are subject to repurchase rights by us that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the three months ended March 31, 2007 and March 31, 2006 we recorded $0 and $141,000, respectively, related to these shares.
Equity Incentive Plans
     In September 2006 our Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan is intended to serve as the successor equity incentive program to our 2002 Stock Plan and 2002 Equity Incentive Plan.

     The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The 2006 Plan became effective upon the completion of our initial public offering, at which time options could no longer be granted under the 2002 Stock Plan and the 2002 Equity Incentive Plan. A total of 437,500 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of common stock that were available for issuance under the 2002 Stock Plan and the 2002 Equity Incentive Plan effective as of the completion of our initial public offering. Also, any shares returned to the 2002 Stock Plan and the 2002 Equity Incentive Plans as a result of termination of options or repurchase of shares will be included and available for issuance under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance will be increased by an amount equal to the lesser of: (i) 1,500,000 shares; (ii) 5% of the outstanding shares of our common stock on the first day of each fiscal year; or (iii) such other amount as our board of directors may determine.
          A summary of our stock option activity during the three months ended March 31, 2007 is presented in the following table (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Options	Price Per	Life	Intrinsic
	Grant	Granted	Share	(in years)	Value
Balance at January 1, 2007	490,522	1,587,626	$3.90
Authorized increase in Plan	877,715	—	—
Granted	(32,900)	32,900	20.51
Forfeited	1,206	(1,206)	4.20
Exercised	—	(31,159)	0.83

Balance at March 31, 2007	1,336,543	1,588,161	4.30	8.16	$24,638

Vested and expected to vest at March 31, 2007	—	1,567,343	4.21	8.16	24,269

Exercisable at March 31, 2007	—	817,082	2.33	7.66	14,197
          During the three months ended March 31, 2007 the total intrinsic value of stock options exercised was $601,000. During the three months ended March 31, 2007 the total fair value of options vested was $317,000.
6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Lab equipment	$7,829	$6,053
Leasehold improvements	6,413	6,385
Furniture and fixtures	377	359
Computer equipment and software	856	711
Construction in progress	501	204

	15,976	13,712
Accumulated depreciation and amoritization	(4,050)	(3,378)

	$11,926	$10,334

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued professional fees	$132	$576
Accrued manufacturing	865	1,583
Accrued clinical trials	2,072	1,994
Accrued property, plant & equipment	787	442
Other	1,192	1,071

	$5,048	$5,666

8. Notes Payable – Equipment Financing Arrangements
     We entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Comerica Bank effective September 12, 2006 and executed on September 20, 2006. The terms of the Loan and Security Agreement provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. In the three months ended March 31, 2007, we drew the remaining $1.5 million available on this loan. As of March 31, 2007 we had drawn $8.0 million of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.
Overview
     We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancers. Our product candidates are novel single-chain polypeptide proteins (SMIPstm) and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in late stage clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months we designed, developed, and submitted to the FDA an IND for our lead product candidate, TRU-015. Currently, TRU-015 is being tested in a Phase IIb clinical trial, initiated in September 2006, for the treatment of RA. Enrollment in this trial was completed in January 2007. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015.

     We were organized in 1999 in the State of Washington as a limited liability company and reincorporated in October 2002 in the State of Delaware. To date, we have funded our operations primarily through the sale of common and preferred stock, strategic alliances, equipment financings and government grants,
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of, the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application or, generally 10 years after the first commercial sale of any product licensed under the agreement.
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
     From our inception to 2004 we focused on the development of our technology, the selection and preclinical testing of product candidates, and the manufacture of clinical trial supplies. At the end of 2004 we filed our first IND for our lead product candidate, TRU-015. In 2005 we expanded our activities to include the clinical development of TRU-015 in a Phase I study in RA.
     In September 2006 we, in collaboration with Wyeth, initiated a Phase IIb clinical trial for TRU-015 in the treatment of RA, which we expect will result in expenditures significantly higher than in previous years. Enrollment in this trial was completed in January 2007. If this product candidate continues to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. However, these expenses will likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
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
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs, and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue the development of our product candidates. Expenditures associated with our product candidates included in the Wyeth collaboration will be substantially offset by reimbursement revenue from Wyeth.

     We have incurred significant losses since our inception. As of March 31, 2007 our accumulated deficit was $48.6 million and total stockholders’ equity was $68.5 million. During the three months ended March 31, 2007 and 2006, we recognized net losses of $5.0 million and $2.4 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing and clinical trials, expand our research and development efforts, and add the necessary infrastructure to support operating as a publicly-held company. In addition, we expect revenue to fluctuate in the future due to the timing of reimbursed legal, clinical, and manufacturing development costs and the recognition of the associated collaborative research revenue.

Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.
          Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2006 in our annual report on Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, and stock-based compensation are the most critical to understanding and evaluating our reported financial results.
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
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable, up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period.
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

Preclinical Study and Clinical Trial Accruals
     We estimate our preclinical study and clinical trial expenses based on our estimates of the services received pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as incurred or at the date payment of non-refundable up-front fees and milestone payments become due, whichever occurs first. Preclinical study and clinical trial expenses include the following:
•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to contract research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.
     We record accruals for these preclinical study and clinical trial expenses based upon the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks, and may change depending upon a number of factors, including our clinical development plan. If any of our product candidates enter Phase III clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     On January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related to interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation cost for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We adopted SFAS 123R using the prospective transition method. Under this method, compensation costs recognized during the three months ended March 31, 2007 and March 31, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $645,000 and $1.7 million, respectively. Of the $645,000 recognized in the three months ended March 31, 2007, $253,000 was included in research and development expense and $392,000 was included in general and administrative expense. As of March 31, 2007, total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.6 million and the weighted-average period over which it is expected to be recognized is approximately 1.3 years.
     We account for stock compensation arrangements with non-employees in accordance with SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of our common stock, risk-free interest rates, and expected dividend yields of our common stock. We have to date assumed that non-employee stock options have an expected life of ten years, representing their full contractual life, and assumed common stock volatility of 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.
     Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or services have been completed or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $24,000 and $41,000 for the three months ended March 31, 2007 and 2006, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based upon the volatility of our future stock price.
     In addition, certain of our non-employee founders act as consultants to us and were issued shares of our common stock in 2001, which in November 2002 were made subject to repurchase rights that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the three months ended March 31, 2007 and 2006 we recorded $0 and $141,000, respectively, related to these shares.
     We recorded approximately $8,000 and $36,000 of stock-based compensation during the three months ended March 31, 2007 and 2006, respectively, related to restricted stock awards granted to members of our Scientific Advisory Board. Compensation expense is recorded using straight-line amortization in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Results of Operations for the Three Months and Ended March 31, 2007 and 2006
Revenue
     Revenue decreased to $4.8 million in the three months ended March 31, 2007 from $5.8 million in the three months ended March 31, 2006. The decrease was due to a decrease in reimbursement revenue from the Wyeth collaboration as a result of decreased reimbursable outside manufacturing costs due to the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007. This decrease was partially offset by an increase in reimbursable clinical costs due to the Phase IIb trial, which completed enrollment in January 2007. Revenue in the three months ended March 31, 2007 and 2006 included $2 million for amortization of the $40 million up-front fee. The up-front fee is being amortized over the term of the research and development period. We expect revenue to fluctuate in the future due to the timing of reimbursed legal, clinical, and manufacturing development costs, and the recognition of the associated collaborative research revenue.
Research and Development Expenses
     Research and development expenses increased to $8.6 million in the three months ended March 31, 2007 from $5.8 million in the three months ended March 31, 2006. The increase was primarily due to increased clinical costs related to our Phase IIb clinical trial for our lead product candidate, TRU-015 in the treatment of RA, increased personnel-related expenses, increased lab supplies to support our research activities, and an increase in facilities costs. These increases were partially offset by lower outside manufacturing costs due to the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007 and lower stock-based compensation expense. Research and development expenses represented 78% and 67% of total operating expenses in the three months ended March 31, 2007 and 2006, respectively. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the related expansion of our research and development organization, advancement of our preclinical programs, and product candidate manufacturing costs.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended
	March 31,
	2007	2006
Research and preclinical programs	$4,869	$2,636
Clinical development programs	3,722	3,121

Total research and development	$8,591	$5,757

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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase IIb trials of TRU-015 for RA. In addition, we may be responsible for conducting clinical studies for TRU-015 niche indications. We are currently focused on developing TRU-015 and other SMIP product candidates with Wyeth. In addition, we are developing other SMIP product candidates that are outside of the collaboration, including TRU-016. We will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
General and Administrative Expenses
     General and administrative expenses decreased to $2.4 million in the three months ended March 31, 2007 from $2.8 million in the three months ended March 31, 2006. The decrease was primarily due to decreased stock-based compensation expense and consulting fees offset by an increase in personnel-related costs. We expect our general and administrative expenses to increase in the future as we add additional personnel to support the growth of our research and development organization and incur additional expense as a result of becoming a publicly-traded company.
Net Interest Income
     Net interest income increased to $1.1 million in the three months ended March 31, 2007 from $442,000 in the three months ended March 31, 2006. The increase was primarily the result of an increase in our average cash balance in the first three months of 2007 compared to the same period in 2006. We expect net interest income to decrease in the future as a result of a declining cash balance and an increase in equipment financing interest expense.
Liquidity and Capital Resources
     From inception through December 31, 2006, we have financed our operations primarily through the sale of equity securities, raising net proceeds of $108.7 million through March 31, 2007. In January 2006 we received $40 million from Wyeth for the payment of the up-front fee. We have received additional funding from asset-based lease financings, interest earned on investments, and government grants.
     As of March 31, 2007 we had $98.4 million in cash, cash equivalents, and short-term investments, and a $3.4 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities: Net cash used in operating activities in the three months ended March 31, 2007 was $6.4 million compared to net cash provided by operating activities of $34.1 million in the three months ended March 31, 2006. Net cash used in operations in the three months ended March 31, 2007 was primarily due to personnel-related costs, clinical trial costs, external research and development expenses, third party supplier expenses, and professional fees. Net cash provided by operations in the three months ended March 31, 2006 was primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs.
     Investing Activities: Net cash provided by investing activities in the three months ended March 31, 2007 was $3.7 million compared to net cash used in investing activities of $28.8 million in the three months ended March 31, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $2.3 million and $317,000 in the three months ended March 31, 2007 and 2006, respectively. We expect to continue to investment in property and equipment in 2007 as we expand our operations.
     Financing Activities: Net cash provided by financing activities in the three months ended March 31, 2007 was $1.3 million compared to net cash used in financing activities of $284,000 in the three months ended March 31, 2006. In the three months ended March 31, 2007 financing activities consisted primarily of proceeds from an equipment financing arrangement of $1.5 million.
     We entered into a loan and security agreement with Comerica Bank effective September 12, 2006. The terms of the loan and security agreement provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. We may request equipment and leasehold facility advances through September 12, 2007. Interest shall accrue from the date of each equipment advance and be payable monthly. Any equipment advances that are outstanding on September 12, 2007 shall be payable in sixty (60) equal installments of principal plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with the bank. As of March 31, 2007 we had drawn $8 million of the loan.
     The loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events.
     Based on our current operating plans, we believe that our existing capital resources, the net proceeds from our initial public offering, and the concurrent private placement to Wyeth of $63.2 million, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 18 months. The key assumptions underlying this estimate include:
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
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the cost, timing, and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships, or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives we maintain a portfolio of investments in a variety of securities of high credit quality. As of March 31, 2007 we had short-term investments of $43.4 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.

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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We have taken measures to improve the effectiveness of our internal controls. Specifically, we have:
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
     The material weakness reported by our independent registered public accounting firm relates to our periodic financial statement close process, the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures, and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
     This material weakness may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including our chief executive officer and chief financial officer, have concluded that, as of March 31, 2007, our disclosure controls and procedures could not be deemed effective.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods and channels of trade description in our European trademark regist ration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. We filed a response to the opposition and have commenced negotiations with Merck regarding the matter. We intend to pursue the opposition vigorously if negotiations are unsuccessful.
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

Risks Related to our Business
Our success is dependent on the success of our lead product candidate, TRU-015, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.
     Our lead product candidate, TRU-015, is currently being evaluated in a Phase IIb clinical trial for the treatment of RA and will require the successful completion of this and other planned Phase II and Phase III clinical trials before we are able to submit an NDA to the FDA for approval. This process can take many years and require the expenditure of substantial resources. In December 2005 we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process and any subsequent commercialization of TRU-015. Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials fail to demonstrate that TRU-015 is safe and effective, it will not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.
We are a biopharmaceutical company with a limited operating history, have not generated revenue from product sales and face many risks inherent in our business. If we do not overcome these risks, our business will not succeed.
     Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in March 1999, and since that time we have been engaged in research and development activities in connection with our SMIPtm custom drug assembly technology and our product candidates. We have never generated any revenue from product sales. We are seeking to design, develop, and commercialize new products with superior efficacy, convenience, tolerability, and safety. As such, we are subject to all the risks described in this report incident to the creation of new biological products and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. You also should consider that we will need to:
•	obtain sufficient capital to support our efforts to develop our technology and create a pipeline of product candidates; and

•	complete and continue to enhance the characteristics and development of our product candidates.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $5.0 million and $2.4 million in the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 we had an accumulated deficit of $48.6 million. Since inception we have incurred $72.5 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carry-forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions.

There is no assurance that we will be granted regulatory approval for any of our product candidates.
     The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated safety or efficacy in clinical trials. We are currently testing our lead product candidate, TRU-015, in an ongoing, fully-enrolled Phase IIb clinical trial for the treatment of RA. All of our other product candidates remain in the discovery and preclinical testing stages. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. There can be no assurance that regulatory approval will be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and results of operations.
We are dependent upon our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPtm product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Although Wyeth is responsible for the development, manufacture, and commercialization of product candidates directed to collaboration targets, including CD20, and the costs associated with such activities, we are obligated to complete the ongoing Phase IIb study in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee, consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, however, is vested in Wyeth. At any time after December 22, 2007 Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days written notice to us. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture, or commercialize the product candidate directed to that target.
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
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and commercialization of other SMIPtm product candidates directed to targets other than CD20 established pursuant to our agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
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
     Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not completed Phase II or Phase III clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:
•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy, and guidelines; and

•	varying interpretation of data by the FDA and similar foreign regulatory agencies.
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
     We do not currently have the ability to conduct clinical trials and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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
     Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of adverse side effects;

•	availability, relative cost, and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy;
•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.
     If our product candidates do not become widely accepted by physicians, patients, third-party payors, and other members of the medical community, our business, financial condition, and results of operation would be materially and adversely affected.
If we are unable to obtain, maintain, and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.
     Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:
•	obtain patent and other proprietary protection for our technology, processes, and product candidates;

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
     We currently have two issued patents, one in the U.S. and one in China. In addition, we have 25 U.S. and 93 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:
•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar, or alternative technologies.
     The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, we cannot assure you that patent applications owned by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology, nor can we assure you that we can obtain, maintain, and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.
     Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability, or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you that any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. We cannot assure you that our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition, and results of operations would be materially and adversely effected.
     In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks, and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets, and confidential information. We require each of our employees, consultants, and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.
If our SMIPtm technology or our product candidates, including TRU-015, conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us and on our collaboration agreement with Wyeth.
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006 we filed an opposition to this patent raising objections as to its validity. In September 2006 we filed a copy of our opposition filing as an exhibit to the registration statement we filed with the SEC in connection with our initial public offering.
     We cannot provide any assurance that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc. Glaxo Group Limited, Serono S.A., and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited has filed an action in the UK to revoke the UK counterpart of EP-B-1176981.
     If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot provide any assurance that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material and adverse effect on our business, financial condition, and results of operations. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless or until a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot provide any assurance that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could have a material adverse effect on our business, financial condition, results of operations, and our collaboration with Wyeth.

     Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under U.S. laws . If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties and we cannot be certain that we would be able to obtain such licenses at all. Competitors or third parties may obtain patents that may cover subject matter we use in (a) developing the technology required to bring our products to market, (b) producing our products, or (c) treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. Certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
     There has been significant litigation in the biotechnology industry over patents and other proprietary rights, and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses, and pay substantial royalties in order to continue to manufacture or market the affected products.
     We cannot assure you that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition, and results of operations.
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
If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, our business could be harmed.
     Our ability to commercialize any product candidate profitably will depend in part on the extent to which reimbursement for such product candidate and related treatments will be available from government health administration authorities, private health insurers or private payors, and other organizations in the United States and internationally. Even if we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell it profitably. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. There may be significant delays in obtaining coverage for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Moreover, eligibility for coverage does not mean that any product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Increasingly, the third-party payors who reimburse patients, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs, our business could be harmed.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
     The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
     We currently depend on Wyeth and Lonza for the supply of our lead product candidate, TRU-015. We also currently depend on a single manufacturer for certain biopharmaceutical development and manufacturing services for TRU-016, another product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities, successfully complete preclinical studies and clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, or at all.
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
     Any manufacturer of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.
     Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. Our objective is to design, develop, and commercialize new products with superior efficacy, convenience, tolerability, and safety. Because our strategy is to develop new product candidates for antigen targets on a cell’s surface that have been clinically validated as important in disease management by existing products or by potential products in late-stage clinical trials, our product candidates (if approved for marketing by regulatory authorities) are likely to compete with existing products that have a history of effective and safe use and with new therapeutic agents. We expect any product candidate that we commercialize with our collaborative partners, or on our own, will compete with existing market-leading products.
     TRU-015 Product Candidate. If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA including Rituxan® (Genentech, Biogen Idec and Roche), Orencia® (BMS), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Shering-Plough), and Humira® (Abbott). Other CD20-directed therapies under development that could potentially be used in the treatment of RA include ocrelizumab (Genentech and Biogen Idec), Humax-CD20tm (GenMab and GSK), and IMMU-106 (Immunomedics). Additional protein therapeutics under development that could potentially compete with TRU-015 include Actemra® (Chugai and Roche) and Cimziatm (UCB).
     TRU-016 Product Candidate. If approved for the treatment of NHL or CLL, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapeutics. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with our TRU-016 product candidate for the treatment of NHL or CLL or both include Humax-CD20tm (GenMab and GSK), HGS-ETR1 (HGSI and GSK), epratuzumab (Immunomedics), IDEC-152 (Biogen Idec), SGN-40 (Seattle Genetics), and HCD122 (Novartis).
     Many of our potential competitors have substantially greater financial, technical, and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:
•	design and develop products that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing, and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development, and commercialization of new products.
     Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

If we are unable to establish a sales and marketing infrastructure or enter into collaborations with partners to perform these functions, we will not be able to commercialize our product candidates.
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners to perform these services for us. In December 2005 we entered into a collaboration agreement with Wyeth to develop and commercialize therapeutics directed to the CD20 protein and other targets. We may not, however, be able to enter into collaborations with respect to our product candidates not covered by the Wyeth collaboration agreement on acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without collaboration partners include:
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
     If we are not able to partner with a third party or are not successful in recruiting sales and marketing personnel or in building a sales, marketing, and distribution infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
The loss of members of our management team could substantially disrupt our business operations.
     Our success depends to a significant degree upon the continued contributions of our management team and, particularly, Peter A. Thompson, M.D., FACP, our president, chief executive officer, and chairman of the Board. The loss of Dr. Thompson, whether from retirement, competing offers, or other reasons, could prevent us from executing our business strategy, cause us to lose a strategic partner, or otherwise materially affect our operations. Dr. Thompson, as well as the rest of our management team and key employees, are at-will employees, and we do not maintain any key-person life insurance policies.
We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.
     Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. In this regard, in anticipation of increased development and commercialization activities, we are currently planning to increase the total number of our full-time employees from 88 as of March 31, 2007 to approximately 109 by December 31, 2007. As a result we expect personnel costs to increase in the future. This increase in costs will depend on the timing and compensation of the new hires. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our development and commercialization activities or grow effectively. We have in the past maintained a rigorous, highly selective, and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.
     Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials. We, the third parties that conduct clinical trials on our behalf, and the third parties that manufacture our product candidates are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with any of these laws and regulations could result in significant fines and work stoppages and may harm our business.
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
     We have not been required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, however, as of December 31, 2007 we will be required to make an assessment of the effectiveness of our internal control over financial reporting.In connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the Public Company Accounting Oversight Board (PCAOB). As defined by the PCAOB, a material weakness is a control deficiency or combination of control efficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness reported by our independent registered public accounting firm relates to our periodic financial statement close process, and the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures, and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
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
     We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our design and development efforts, and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend. Based on our current operating plans, we believe that our existing capital resources and the net proceeds from the offering and the concurrent private placement to Wyeth, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 18 months. We may require additional capital after that period.
     We may need to raise additional funds if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will be prevented from pursuing research and development efforts. This could harm our business prospects and financial condition and cause the price of our common stock to fall.
Risks Related to Our Common Stock
The trading price of our common stock may be volatile subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.
     The trading prices of many newly publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $13.20 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	quarterly variations in our results of operations or those of our collaborators or competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war, and/or events of terrorism.
     In addition, the U.S. stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
     As of March 31, 2007 our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 61.9% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of the registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2007

TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of the registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.