Form 10-Q
period 2007-06-30
Trubion Pharmaceuticals, Inc
filed 2007-08-13
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO                      TO
Commission File Number: 001-33054
TRUBION PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-2385898 (IRS Employer Identification No.

2401 FOURTH AVENUE, SUITE 1050
SEATTLE, WASHINGTON	98121
(Address of registrant’s principal executive offices)	(Zip Code)
(206) 838-0500
(Telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes       ☐No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2007 was 17,761,363.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,287	$56,414
Investments	44,000	49,387
Receivable from collaboration	2,981	4,354
Prepaid expenses and other current assets	591	792

Total current assets	93,859	110,947
Property and equipment, net	11,700	10,334
Other assets	59	113

Total assets	$105,618	$121,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,122	$1,537
Accrued liabilities	3,375	5,666
Accrued compensation	1,932	1,351
Current portion of notes payable	1,589	1,025
Current portion of deferred rent	180	180
Current portion of deferred revenue	8,000	8,000

Total current liabilities	16,198	17,759
Non-current portion of notes payable	7,221	6,708
Non-current portion of deferred rent	405	495
Non-current portion of deferred revenue	19,778	23,778

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at June 30, 2007 and December 31, 2006; issued and outstanding — none at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at June 30, 2007 and December 31, 2006; outstanding — 17,682,614 at June 30, 2007 and 17,554,318 at December 31, 2006	18	18
Additional paid-in capital	118,543	117,061
Deferred stock-based compensation	(516)	(850)
Accumulated other comprehensive income	41	21
Accumulated deficit	(56,070)	(43,596)

Total stockholders’ equity	62,016	72,654

Total liabilities and stockholders’ equity	$105,618	$121,394

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Collaboration revenue	$4,980	$7,818	$9,815	$13,636
Operating expenses:
Research and development*	10,733	8,124	19,324	13,881
General and administrative*	2,719	2,238	5,074	5,069

Total operating expenses	13,452	10,362	24,398	18,950

Loss from operations	(8,472)	(2,544)	(14,583)	(5,314)
Interest income	1,205	468	2,462	970
Interest expense	(188)	(54)	(353)	(114)
Other expense	—	(2)	—	(61)

Net loss	$(7,455)	$(2,132)	$(12,474)	$(4,519)

Basic and diluted net loss per share	$(0.42)	$(1.55)	$(0.71)	$(3.34)

Shares used in computation of basic and diluted net loss per share	17,635	1,377	17,601	1,352

* Includes non-cash stock-based compensation as follows:
Research and development	$522	$537	$860	$1,430
General and administrative	381	484	846	1,637

Total non-cash stock-based compensation	$903	$1,021	$1,706	$3,067

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net loss	$(12,474)	$(4,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	1,650	2,604
Non-cash stock-based consulting expense	56	463
Depreciation expense	1,411	581
Amortization of debt discount	12	13
Revaluation of warrants to fair value	—	61
Changes in operating assets and liabilities:
Receivable from collaboration	1,373	34,181
Prepaid expenses and other assets	255	(575)
Deferred financing costs	—	(1,426)
Accounts payable	(415)	887
Accrued liabilities and compensation	(1,710)	2,584
Deferred revenue	(4,000)	(4,001)
Deferred rent	(90)	(87)

Net cash provided by (used in) operating activities	(13,932)	30,766

Investing Activities:
Purchase of property and equipment	(2,777)	(1,857)
Purchase of investments	(128,728)	(50,352)
Maturities of investments	134,135	23,219

Net cash provided by (used in) investing activities	2,630	(28,990)

Financing Activities:
Proceeds from issuance of notes payable	1,516	—
Payments on notes payable	(451)	(608)
Proceeds from exercise of stock options	110	19

Net cash provided by (used in) financing activities	1,175	(589)

Net increase (decrease) in cash and cash equivalents	(10,127)	1,187
Cash and cash equivalents at beginning of period	56,414	4,681

Cash and cash equivalents at end of period	$46,287	$5,868

Supplemental disclosure information:
Cash paid for interest	$341	$101
See accompanying notes

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Basis of Presentation
Business
     Trubion Pharmaceuticals, Inc. was originally formed in 1999 in the state of Washington as a limited liability company and reincorporated in October 2002 in the state of Delaware. In September 2003 we changed our name to Trubion Pharmaceuticals, Inc.
     We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancer. Our current product candidates are novel single-chain polypeptide proteins we call small modular immunopharmaceutical, or SMIPTM, therapeutics and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months we designed, developed, and submitted to the U.S. Food and Drug Administration, or FDA, an Investigational New Drug application, or IND, for our lead product candidate, TRU-015. In July 2007, we completed a Phase IIb clinical trial of TRU-015 for the treatment of rheumatoid arthritis, or RA. Our TRU-016 product candidate is being tested for the treatment of non-Hodgkins lymphoma and chronic lymphocytic leukemia. Subject to completion of preclinical testing, we expect to file an IND for TRU-016 before the end of 2007. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue.
Basis of Presentation
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information.
     The accompanying unaudited financial statements and notes to financial statements should be read in conjunction with the audited financial statements and related notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K.
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement; otherwise consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:

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
     Milestones: Payments for milestones that are based on the achievement of substantive and at-risk performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
     Royalties: Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.
Research and Development
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred or at the date payment of non-refundable up-front fees and milestone payments become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs and professional service providers.
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123R, Share-Based Payment, or SFAS 123R, under the prospective method, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with Accounting Principles Board, or APB, 25, Financial Interpretation No., or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. Under the prospective method, compensation costs recognized during the six months ended June 30, 2007 and 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Recent Accounting Pronouncements
     In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.
     We adopted FIN 48 effective January 1, 2007. During the six months ended June 30, 2007, and at the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next

12 months. The adoption of FIN 48 did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have classified any interest and penalties as a component of tax expense. To date there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to audit by the Internal Revenue Service for all years since inception.
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations, and cash flows and do not believe the impact of the adoption will be material.
     On February 15, 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159 was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.
     In June 2007, FASB ratified EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue. We are currently evaluating the impact of this standard on our results of operations and our financial position.
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

	As of June 30,
	2007	2006

Stock options	1,590	1,561
Warrants to purchase convertible preferred stock	—	20
Common shares subject to repurchase	1	45
Convertible preferred stock	—	10,652

	1,591	12,278

4. Collaboration Agreement
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPTM product candidates directed to targets other than CD20 that are established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. However, the right to develop and commercialize, on our own or with others, SMIPTM product candidates directed to targets not included within the agreement, including CD37 and other specified targets remains entirely with us. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be subject to a valid claim of a U.S. or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. The agreement provides that we are to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development period of five years.
     During the six months ended June 30, 2007 and 2006 we recognized revenue of $9.8 million and $13.6 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $9.8 million recognized in the six months ended June 30, 2007 is comprised of $4 million for amortization of the $40 million up-front fee received from Wyeth and $5.8 million for collaborative research funding from the Wyeth collaboration.
5. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Lab equipment	$8,491	$6,053
Leasehold improvements	6,502	6,385
Furniture and fixtures	447	359
Computer equipment and software	919	711
Construction in progress	129	204

	16,488	13,712
Accumulated depreciation and amortization	(4,788)	(3,378)

	$11,700	$10,334

6. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued professional fees	$114	$576
Accrued manufacturing	1,104	1,583
Accrued clinical trials	1,037	1,994
Accrued property, plant and equipment	8	442
Other	1,112	1,071

	$3,375	$5,666

7. Notes Payable – Equipment Financing Arrangements
     We entered into a Loan and Security Agreement with Comerica Bank effective September 12, 2006 the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. As of June 30, 2007 we had drawn the full $8 million available on the loan.
8. Subsequent Event
     On July 24, 2007, we and Comerica Bank modified the Loan and Security Agreement by entering into a First Amendment to Loan and Security Agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of July 31, 2007 we had drawn the full $10 million available on the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.
Overview
     We are a biopharmaceutical company that is creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancer. Our current product candidates are novel single-chain polypeptide protein, or SMIPTM, therapeutics, and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or potential products. In less than 24 months we designed, developed, and submitted to the FDA an IND for our lead product candidate, TRU-015. We recently completed a Phase IIb clinical trial of TRU-015 for the treatment of rheumatoid arthritis, or RA. Our TRU-016 product candidate is being tested for the treatment of non-Hodgkins lymphoma, or NHL, and chronic lymphocytic leukemia, or CLL. Subject to completion of preclinical testing, we expect to file an IND for TRU-016 in the second half of 2007.
     We were formed in 1999 in the state of Washington as a limited liability company and reincorporated in October 2002 in the state of Delaware. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPTM product candidates directed to targets other than CD20 that are established pursuant to the agreement. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPTM product candidates directed to targets not included within the agreement, including CD37 and other specified targets. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be subject to a valid claim of a United States or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. The agreement provides that we are to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. In addition, financial obligations also include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007.
     In July 2007, we completed our Phase IIb clinical trial of TRU-015 for the treatment of rheumatoid arthritis, or RA. Assuming this product candidate continues to progress in development, expenses for future Phase III clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
     Our TRU-016 product candidate is focused on the development of a novel CD37-targeted therapy for B-cell malignancies, such as NHL and CLL. We believe that a CD37-targeted therapy may provide patients with improved therapeutic options or benefits that may work alone or in conjunction with CD20-targeted immunopharmaceuticals. Subject to completion and preclinical testing, we expect to file an IND for our TRU-016 product candidate before the end of 2007.
     We are developing additional proprietary product candidates utilizing our custom drug assembly technology and intend to advance additional product candidates into clinical development in the future.
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs, and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of cGMP material. We expect expenditures associated with these activities to increase in future years as we continue developing our product candidates. Expenditures associated with our product candidates included in the Wyeth collaboration will be substantially offset by reimbursement revenue from Wyeth.
     We have incurred significant losses since our inception. As of June 30, 2007, our accumulated deficit was $56.1 million and total stockholders’ equity was $62 million. During the six months ended June 30, 2007 and 2006, we recognized net losses of $12.5 million and $4.5 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, we expect revenue to fluctuate in the future due to the timing of reimbursed legal, clinical, and manufacturing development costs and the recognition of the associated collaborative research revenue.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report on Form 10Q. Although we believe our judgments and estimates are appropriate, actual results may differ from those estimates.
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2006 in our 2006 Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, and stock-based compensation are the most critical to understanding and evaluating our reported financial results.
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for all elements of the arrangement; otherwise consideration is allocated based on the residual value method. The applicable revenue recognition criteria are then applied to each of the separate units. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
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
     Milestones: Payments for milestones that are based on the achievement of substantive and at-risk performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

Royalties: Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.
Preclinical Study and Clinical Trial Accruals
     We estimate our preclinical study and clinical trial expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as incurred or at the date payment of non-refundable up-front fees and milestone payments become due, whichever occurs first. Preclinical study and clinical trial expenses include the following:
•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to contract research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.
     We record accruals for these preclinical study and clinical trial expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase III clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We adopted SFAS 123R using the prospective transition method, under which compensation costs recognized during the six months ended June 30, 2007 and June 30, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 and 2006 was $1.3 million and $2.3 million, respectively. Of the $1.3 million recognized in the six months ended June 30, 2007, $628,000 was included in research and development expense and $707,000 was included in general and administrative expense. As of June 30, 2007 total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.6 million, and the weighted-average period over which it is expected to be recognized is approximately 1.3 years.
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
     Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $41,000 and $97,000 for the six months ended June 30, 2007 and 2006, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based on the volatility of our future stock price.
     In addition, certain of our non-employee founders acted as consultants to us and were issued shares of our common stock in 2001, which in November 2002 were made subject to repurchase rights that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the six months ended June 30, 2007 and 2006, we recorded $0 and $291,000, respectively, related to these shares.
     We recorded approximately $15,000 and $75,000 of stock-based compensation during the six months ended June 30, 2007 and 2006, respectively, related to restricted stock awards granted to members of our Scientific Advisory Board. Compensation expense is recorded using straight-line amortization in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Results of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006
Revenue
     Revenue decreased to $5 million in the three months ended June 30, 2007 from $7.8 million in the three months ended June 30, 2006. Revenue decreased to $9.8 million in the six months ended June 30, 2007 from $13.6 million in the six months ended June 30, 2006. The three- and six-month decreases were due to reduced reimbursement revenue from the Wyeth collaboration as a result of the successful transfer of manufacturing activities for TRU-015 from us to Wyeth in the first quarter of 2007. These decreases were partially offset by an increase in reimbursable clinical costs related to our Phase IIb clinical trial for TRU-015, which we completed in July 2007. Revenue in the six months ended June 30, 2007 and 2006 included recognition of $4 million of deferred revenue from the $40 million up-front fee we received in connection with our collaboration agreement with Wyeth. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development period. We expect revenue to decrease in the future due to the timing of reimbursed legal, clinical, and manufacturing development costs, and the recognition of the associated collaborative research revenue.
Research and Development Expenses
     Research and development expenses increased to $10.7 million in the three months ended June 30, 2007 from $8.1 million in the three months ended June 30, 2006. Research and development expenses increased to $19.3 million in the six months ended June 30, 2007 from $13.9 million in the six months ended June 30, 2006. The three- and six-month increases were primarily due to increased clinical costs related to our Phase IIb clinical trial for TRU-015, increased personnel-related expenses due to increased headcount, increased lab supplies to support our research activities, increased contract license fees, and increased facilities costs. These increases were partially offset by lower outside manufacturing costs due to the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007. Research and development expenses represented 79% and 73% of total operating expenses in the six months ended June 30, 2007 and 2006, respectively. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the related expansion of our research and development organization, advancement of our preclinical programs, and product candidate manufacturing costs.

     We have many ongoing research projects. Our internal resources, employees, and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs we are developing each of our product candidates in parallel for multiple disease indications, and, through our basic research activities, we are seeking to design potential new drug candidates for multiple disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and preclinical programs	$6,794	$3,139	$11,663	$5,775
Clinical development programs	3,939	4,985	7,661	8,106

Total research and development	$10,733	$8,124	$19,324	$13,881

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs have increased in 2007 compared to 2006 due to increased personnel-related expenses due to increased headcount, increased lab supplies to support our research activities and increased contract license fees. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities and depreciation.
     The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a variety of reasons. Product candidates may be found to be ineffective or to cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. It is uncertain which of our product candidates may be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy.
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth we were responsible for completing the Phase IIb clinical trial of TRU-015 for RA, which was completed in July 2007. In addition, we are responsible for conducting retreatment studies for TRU-015 for RA and may be responsible for conducting clinical trials for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIPTM product candidates with Wyeth, together with other SMIPTM product candidates that are outside of the collaboration, including TRU-016, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $2.7 million in the three months ended June 30, 2007 from $2.2 million in the three months ended June 30, 2006. General and administrative expenses remained stable at $5.1 million in the six months ended June 30, 2007 and 2006. The three-month increase was primarily due to increased personnel costs offset by decreased non-cash stock-based compensation expense. We expect our general and administrative expenses to increase in the future as we add additional personnel to support the growth of our research and development organization.
Net Interest Income
     Net interest income increased to $1 million in the three months ended June 30, 2007 from $414,000 in the three months ended June 30, 2006. Net interest income increased to $2.1 million in the six months ended June 30, 2007 from $856,000 in the six months ended June 30, 2006. The increase was primarily the result of an increase in our average cash balance in the first six months of 2007 compared to the same period of 2006. We expect net interest income to decrease in the future as a result of a declining cash balance and an increase in equipment financing interest expense.
Liquidity and Capital Resources
     From inception through December 31, 2006, we financed our operations primarily through the sale of equity securities, raising net proceeds of $108.8 million through June 30, 2007. In January 2006, we received payment of a $40 million up-front fee in connection with our collaboration agreement with Wyeth. We have received additional funding from asset-based lease financings, interest earned on investments, and government grants.
     As of June 30, 2007, we had $90.3 million in cash, cash equivalents, and short-term investments, and a $3 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest- bearing instruments, including obligations of U.S. government agencies, high-credit-rating corporate borrowers, and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities: Net cash used in operating activities in the six months ended June 30, 2007 was $13.9 million compared to net cash provided by operating activities of $31.2 million in the six months ended June 30, 2006. Net cash used in operations in the six months ended June 30, 2007 was primarily due to personnel-related costs, clinical trial costs, external research and development expenses, third-party supplier expenses, and professional fees. Net cash provided by operations in the six months ended June 30, 2006 was primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs.
     Investing Activities: Net cash provided by investing activities in the six months ended June 30, 2007 was $2.6 million compared to net cash used in investing activities of $29.5 million in the six months ended June 30, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $2.8 million and $1.9 million in the six months ended June 30, 2007 and 2006, respectively. We expect to continue to invest in property and equipment in the near future as we expand our operations.
     Financing Activities: Net cash provided by financing activities in the six months ended June 30, 2007 was $1.2 million compared to net cash used in financing activities of $589,000 in the six months ended June 30, 2006. In the six months ended June 30, 2007, financing activities consisted primarily of proceeds from an equipment financing arrangement of $1.5 million.
     We entered into a loan and security agreement with Comerica Bank effective September 12, 2006, the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. We may request equipment and leasehold facility advances through September 12, 2007. Interest accrues from the date of each equipment advance and is payable monthly. Any equipment advances that are outstanding on September 12, 2007 shall be payable in 60 equal installments of principal plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance, ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with Comerica Bank. As of June 30, 2007, we had drawn the full $8 million of the loan.
     On July 24, 2007 we and Comerica Bank modified the Loan and Security Agreement by entering into a First Amendment to Loan and Security Agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of July 31, 2007, we had drawn the full $10 million of the loan.
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
     Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 18 months. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels;

•	unexpected costs related to the development of our manufacturing capability will not be material; and

•	the hiring of new employees at salary levels consistent with our estimates to support our continued growth during this period.
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors described in Part II, Item 1A of this quarterly report on Form 10Q. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the hiring of new employees at salary levels consistent with our estimates to support our continued growth during this period;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the cost, timing, and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     At some time in the future we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships, or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives we maintain a portfolio of investments in a variety of securities of high credit quality. As of June 30, 2007, we had short-term investments of $44 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     In connection with our fiscal 2006 financial statement audit, however, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the Public Company Accounting Oversight Board, or PCAOB. As defined by the PCAOB, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness reported by our independent registered public accounting firm related to our periodic financial statement close process, the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures, and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
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
     This material weakness may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including our chief executive officer and chief financial officer, has concluded that, as of June 30, 2007, our disclosure controls and procedures could not be deemed effective without further testing and evaluation of remediation initiatives.
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
Risks Related to Our Business
Our success depends on the success of our lead product candidate, TRU-015, and we cannot be certain that it will complete clinical trials, receive regulatory approval, or be successfully commercialized.
     Our lead product candidate, TRU-015, has recently completed a Phase IIb clinical trial for the treatment of RA. We and our partner are currently analyzing the data and, as a result, have not yet determined the next development step for this product candidate. Additional clinical trials would be required before we are able to submit a New Drug Application to the FDA for approval. This process can take many years and require the expenditure of substantial resources. In December 2005 we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process and any subsequent commercialization of TRU-015. Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDATRU-015 may not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.
We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of other SMIPTM product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The right to develop and commercialize, on our own or with others, SMIPTM product candidates directed to targets not included within the agreement, including CD37 and other specified targets, however, remains entirely with us. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and the costs associated with such activities, we were obligated to complete the recent Phase IIb clinical trial, and are obligated to conduct retreatment studies, in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization.
     Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Wyeth. We cannot assure you that Wyeth will fulfill its obligations under this agreement or will develop and commercialize our product candidates as quickly as we would like. If Wyeth fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, however, is vested in Wyeth. At any time after December 22, 2007, Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture, or commercialize the product candidate directed to that target.
We are a biopharmaceutical company with a limited operating history, have not generated revenue from product sales and face many risks inherent in our business. If we do not overcome these risks, our business will not succeed.
     Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in March 1999, and since that time we have been engaged in research and development activities in connection with our SMIPTM custom drug assembly technology and our product candidates. We have never generated any revenue from product sales. We are seeking to design, develop, and commercialize new products with superior efficacy, convenience, tolerability, and safety. As such, we are subject to all the risks described in this quarterly report on Form 10Q incident to the creation of new biological products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. You also should consider that we will need to:
•	obtain sufficient capital to support our efforts to develop our technology and create a pipeline of product candidates; and

•	complete and continue to enhance the characteristics and development of our product candidates.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $12.5 million and $4.5 million in the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 we had an accumulated deficit of $56.1 million. Since inception we have incurred $83.2 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carry-forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carry-forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions.
We cannot assure you we will be granted regulatory approval for any of our product candidates.
     The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated safety or efficacy in clinical trials. In July 2007 we completed a Phase IIb clinical trial of our TRU-015 product candidate for the treatment of RA. All of our other product candidates remain in the discovery and preclinical testing stages. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you that we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We cannot assure you that regulatory approval will be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results.
Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.
     Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not initiated any Phase III clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:
•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy, and guidelines; and

•	varying interpretation of data by us, any or all of our collaborators, the FDA, and similar foreign regulatory agencies.
     It is possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators may not seek or receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.
Our relationship with Wyeth may have a negative effect on our ability to enter into relationships with third parties.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and commercialization of other SMIPTM product candidates directed to targets other than CD20 that are established pursuant to the agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
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
     Even if we obtain regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:
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
     If our product candidates do not become widely accepted by physicians, patients, third-party payors, and other members of the medical community, our business, financial condition, and operating results would be materially adversely affected.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
     We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval of any of our product candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.
If we are unable to obtain, maintain, and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.
     Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights, and will depend in large part on our ability to:
•	obtain patent and other proprietary protection for our technology, processes, and product candidates;

•	defend patents once issued;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
     We currently have two issued patents, one in the United States and one in China. In addition, we have 27 U.S. and 98 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:
•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products, and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and that may not be adequately protected through trade secrets, if, for example, a competitor were to independently develop duplicative, similar, or alternative technologies.
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
     Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability, or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you that any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. We cannot assure you that our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition, and operating results would be materially adversely affected.
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
If our SMIPTM technology or our product candidates, including TRU-015, conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us and on our collaboration agreement with Wyeth.
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
     We cannot assure you that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited has filed an action in the United Kingdom to revoke the U.K. counterpart of EP-B-1176981. Wyeth has also initiated a revocation action.
     If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless or until a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.

     Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under U.S. laws. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. . Competitors or third parties may obtain patents that may cover subject matter we use in (a) developing the technology required to bring our products to market, (b) producing our products, or (c) treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. Certain parts of our SMIPTM product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
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
     We cannot assure you that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
     The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs to us and an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.
If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, our business could be harmed.
     Our ability to commercialize any product candidate profitably will depend in part on the extent to which reimbursement for such product candidate and related treatments will be available from government health administration authorities, private health insurers, or private payors, and other organizations in the United States and internationally. Even if we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell it profitably. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. There may be significant delays in obtaining coverage for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Moreover, eligibility for coverage does not mean that any product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Increasingly, the third-party payors who reimburse patients, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs, our business could be harmed.
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
     Although we currently have product liability insurance coverage for our clinical trials for expenses or losses, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any or all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
We currently rely on third-party manufacturers to supply our product candidates, which could delay or prevent the clinical development and commercialization of our product candidates.
     We currently depend on Wyeth and Lonza Biologics for the supply of TRU-015. We also currently depend on a single manufacturer for certain biopharmaceutical development and manufacturing services for TRU-016, our other current product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities, successfully complete preclinical studies and clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.
     Our product candidates have not yet been manufactured for commercial use. If any of our product candidates becomes a product approved for commercial sale, in order to supply our or our collaborators’ commercial requirements for such an approved product, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale-up of manufacturing and related activities. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for such an approved product in a timely or economic manner, if at all. If any manufacturer is unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply.
     Any manufacturer of our product candidates and approved products, if any, must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
We face substantial competition, which may result in others discovering, developing, or commercializing products before, or more successfully, than we do.
     Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. Our objective is to design, develop, and commercialize new products with superior efficacy, convenience, tolerability, and safety. Because our strategy is to develop new product candidates for antigen targets on a cell’s surface that, in many cases, have been clinically validated as important in disease management by existing products or by potential products in late-stage clinical trials, many of our product candidates (if approved for marketing by regulatory authorities) are likely to compete with existing products that have a history of effective and safe use and with new therapeutic agents. We expect any product candidate that we commercialize with our collaborative partners, or on our own, will compete with existing market-leading products.
     TRU-015 Product Candidate. If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA, including Rituxan® (Genentech, Biogen Idec and Roche), Orencia® (BMS), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Shering-Plough), and Humira® (Abbott). Other CD20-directed therapies under development that could potentially be used for the treatment of RA and therefore could compete with TRU-015, if approved for the treatment of RA, include ocrelizumab (Genentech and Biogen Idec), Humax-CD20TM (GenMab and GSK), and IMMU-106 (Immunomedics). Additional protein therapeutics under development that could potentially compete with TRU-015, if approved for the treatment of RA, include Actemra® (Chugai and Roche) and CimziaTM (UCB).
     TRU-016 Product Candidate. If approved for the treatment of NHL or CLL, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapeutics. Although we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL, or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with our TRU-016 product candidate, if approved for the treatment of NHL or CLL, or both, include Humax-CD20TM (GenMab and GSK), HGS-ETR1 (HGSI and GSK), epratuzumab (Immunomedics), IDEC-152 (Biogen Idec), SGN-40 (Seattle Genetics), and HCD122 (Novartis).
     Many of our potential competitors have substantially greater financial, technical, and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:
•	design and develop products that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing, and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	operate without infringing the patents and proprietary rights of third parties;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development, and commercialization of new products.

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
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005 we entered into a collaboration agreement with Wyeth to develop and commercialize therapeutics directed to the CD20 protein and other targets. If we do not enter into collaborations with respect to product candidates not covered by the Wyeth collaboration, or if any or our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:
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
     If we are not able to partner with a third party able to commercialize our product candidates, or are not successful in recruiting sales and marketing personnel or in building a sales, marketing, and distribution infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
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
     Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. In the six-month period ended June 30, 2007 we increased the total number of our full-time employees to 100, and we plan to increase this number to approximately 109 by December 31, 2007. If we are unable to effectively train our newly enlarged workforce for any reason, we may not be able to implement our development and commercialization activities. If we do not succeed in retaining and motivating our personnel, our existing operations may suffer and we may be unable to grow effectively.

If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.
     Our research and development activities involve the use of potentially harmful biological materials, as well as hazardous materials, chemicals, and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials. We, the third parties that conduct clinical trials on our behalf, and the third parties that manufacture our product candidates are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with any of these laws and regulations could result in significant fines and work stoppages and may harm our business.
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
     We have not been required to comply with Section 404 of the Sarbanes-Oxley Act of 2002; however, as of December 31, 2007 we will be required to make an assessment of the effectiveness of our internal control over financial reporting. In connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the PCAOB. As defined by the PCAOB, a material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness reported by our independent registered public accounting firm related to our periodic financial statement close process, and the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures, and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
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
     We plan to continue to assess our internal controls and procedures and to take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002 when we are required to make an assessment of our internal controls under Section 404 for the year ending December 31, 2007. The existence of a material weakness, however, is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures taken to date or to be taken in the future will remediate the material weakness noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.
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
     We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our design and development efforts, and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend. Based on our current operating plans, we believe that our existing capital resources will be sufficient to meet our financial obligations for at least the next 18 months.
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
     The trading prices of many newly publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $12.70 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	quarterly variations in our operating results or those of our collaborators or competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war, and/or events of terrorism.
     In addition, the U.S. stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of trading companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
     The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the biopharmaceutical industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
     As of June 30, 2007 our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 78.49% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on Friday, May 25, 2007, beginning at 9:30 a.m. Pacific time at our offices located at 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.
     Stockholders representing a total of 15,503,971 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:
          (1) Elect two Class I directors to hold office until 2010 and until their successors are elected and qualified.

	FOR	WITHHELD
Steven Gillis, Ph.D.	15,492,916	11,055
Patrick J. Heron	15,492,916	11,055

          (2) Ratify the appointment by the audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	15,498,832
Against	4,606
Abstain	533

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1) (A)

3.2	Bylaws (Exhibit 3.1) (B)

4.1	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2) (A)

4.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3) (A)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s registration statement on Form S-1 (File No. 333-134709), filed with the SEC on June 2, 2006.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33054), filed with the SEC on May 14, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2007

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Michelle G. Burris Michelle G. Burris
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1) (A)

3.2	Bylaws (Exhibit 3.1) (B)

4.1	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2) (A)

4.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3) (A)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s registration statement on Form S-1 (File No. 333-134709), filed with the SEC on June 2, 2006.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-33054), filed with the SEC on May 14, 2007.