Form 10-Q
period 2007-09-30
Trubion Pharmaceuticals, Inc
filed 2007-11-13
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
☐  Yes    No  ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2007 was 17,787,138.

TRUBION PHARMACEUTICALS, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,835	$56,414
Investments	40,764	49,387
Receivable from collaboration	3,172	4,354
Prepaid expenses and other current assets	794	792

Total current assets	90,565	110,947
Property and equipment, net	11,176	10,334
Other assets	46	113

Total assets	$101,787	$121,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427	$1,537
Accrued liabilities	4,429	5,666
Accrued compensation	1,961	1,351
Current portion of notes payable	2,206	1,025
Current portion of deferred rent	180	180
Current portion of deferred revenue	5,848	8,000

Total current liabilities	15,051	17,759
Non-current portion of notes payable	8,441	6,708
Non-current portion of deferred rent	360	495
Non-current portion of deferred revenue	20,468	23,778

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at September 30, 2007 and December 31, 2006; issued and outstanding — none at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at September 30, 2007 and December 31, 2006; outstanding — 17,786,927 at September 30, 2007 and 17,554,318 at December 31, 2006	18	18
Additional paid-in capital	119,769	117,061
Deferred stock-based compensation	(411)	(850)
Accumulated other comprehensive income	74	21
Accumulated deficit	(61,983)	(43,596)

Total stockholders’ equity	57,467	72,654

Total liabilities and stockholders’ equity	$101,787	$121,394

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Collaboration revenue	$4,635	$16,539	$14,450	$30,175
Operating expenses:
Research and development*	8,877	9,570	28,201	23,451
General and administrative*	2,578	2,032	7,652	7,101

Total operating expenses	11,455	11,602	35,853	30,552

Income (loss) from operations	(6,820)	4,937	(21,403)	(377)
Interest income	1,120	419	3,582	1,389
Interest expense	(213)	(49)	(566)	(163)
Other income	—	83	—	22

Net income (loss)	$(5,913)	$5,390	$(18,387)	$871

Basic net income (loss) per share	$(0.33)	$3.79	$(1.04)	$0.63

Diluted net income (loss) per share	$(0.33)	$0.40	$(1.04)	$0.06

Shares used in computation of basic net income (loss) per share	17,758	1,421	17,654	1,376

Shares used in computation of diluted net income (loss) per share	17,758	13,245	17,654	13,163

* Includes non-cash stock-based compensation as follows:
Research and development	$362	$514	$1,222	$1,944
General and administrative	632	504	1,478	2,141

Total non-cash stock-based compensation	$994	$1,018	$2,700	$4,085

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income (loss)	$(18,387)	$871
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based employee compensation expense	2,624	3,415
Non-cash stock-based consulting expense	76	670
Depreciation expense	2,171	897
Amortization of debt discount	17	19
Revaluation of warrants to fair value	—	(22)
Changes in operating assets and liabilities:
Receivable from collaboration	1,182	25,461
Prepaid expenses and other assets	65	(245)
Deferred financing costs	—	(1,914)
Accounts payable	(1,110)	(65)
Accrued liabilities and compensation	(627)	4,262
Deferred revenue	(5,462)	(6,000)
Deferred rent	(135)	(130)

Net cash provided by (used in) operating activities	(19,586)	27,219

Investing activities:
Purchase of property and equipment	(3,013)	(4,556)
Purchase of investments	(188,215)	(70,048)
Maturities of investments	196,891	51,555

Net cash provided by (used in) investing activities	5,663	(23,049)

Financing activities:
Proceeds from issuance of notes payable	3,515	2,847
Payments on notes payable	(618)	(920)
Proceeds from exercise of stock options	447	50

Net cash provided by financing activities	3,344	1,977

Net increase (decrease) in cash and cash equivalents	(10,579)	6,147
Cash and cash equivalents at beginning of period	56,414	4,681

Cash and cash equivalents at end of period	$45,835	$10,828

Supplemental disclosure information:
Cash paid for interest	$521	$141
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
     We are a biopharmaceutical company creating a pipeline of protein therapeutic product candidates to treat autoimmune diseases and cancer. Our current product candidates are novel single-chain polypeptide proteins we call small modular immunopharmaceutical, or SMIPtm, therapeutics and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or other potential products. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including our lead product candidate, TRU-015. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue.
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
          The accompanying unaudited financial statements and notes to financial statements should be read in conjunction with the audited financial statements and related notes thereto that are included in our annual report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for the undelivered elements of the arrangement. If separable, the applicable revenue recognition criteria are then applied to each of the separate units. For combined units of accounting, the revenue is generally recognized in the same manner as the final deliverable. Generally, revenue related to licensing activity and our research and development services under collaboration agreements is recognized ratably over the estimated term of the research and development service period. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees:  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development service period. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period.
Collaborative Research Funding:  Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.
Milestones:  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
Royalties:  Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.
Research and Development
          In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred or at the date payment of non-refundable up-front fees and milestone payments become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs, and professional service providers.
          In June 2007, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3.   The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.   Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.
Accounting for Stock-Based Compensation
          On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, or SFAS 123R, under the prospective method, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with Accounting Principles Board, or APB, 25, Financial Interpretation No., or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. Under the prospective method, compensation costs recognized during the nine months ended September 30, 2007 and 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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
     We adopted FIN 48 effective January 1, 2007. During the nine months ended September 30, 2007, and at the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of FIN 48 did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we have classified any interest and penalties as a component of tax expense. To date there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to audit by the Internal Revenue Service for all years since inception.
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
          In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159 was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the accounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Net Income (Loss) per Share
     Basic income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase. Stock options, warrants, common stock subject to repurchase by the Company and shares to be issued upon conversion of the convertible preferred stock were not included in the net loss per share calculation for the three and nine months ended September 30, 2007 because the inclusion of such shares would have an anti-dilutive effect.
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
     The components for calculating net income (loss) per share are set forth in the following table (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(5,913)	$5,390	$(18,387)	$871
Preferred stock warrant liability income	—	(83)	—	(22)

Net income (loss), dilutive	$(5,913)	$5,307	$(18,387)	$849

Weighted average common shares outstanding, basic	17,758	1,421	17,654	1,376
Dilutive stock options and warrants	—	1,153	—	1,116
Dilutive preferred stock	—	10,652	—	10,652
Shares subject to repurchase	—	19	—	19

Weighted average common shares outstanding, diluted	17,758	13,245	17,654	13,163

Net income (loss) per common share, basic	$(0.33)	$3.79	$(1.04)	$0.63

Net income (loss) per common share, diluted	$(0.33)	$0.40	$(1.04)	$0.06

     Potentially dilutive securities include the following (in thousands):

	As of September 30,
	2007	2006

Stock options	1,561	1,543
Warrants to purchase convertible preferred stock	—	20
Common shares subject to repurchase	—	19
Convertible preferred stock	—	10,652

	1,561	12,234

4. Collaboration Agreement
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to targets other than CD20 that are established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. However, the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets, remains entirely with us. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. The agreement provides that we are to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease in the event of an early termination of the research program, or an increase in the event of an extension of such program. These financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007 upon 90 days’ prior written notice. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2007, the estimated term of the research and development service period was adjusted from five years to six years and 3 months. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Wyeth. This change in estimate reduced recognition of the up-front fee during the quarter by $538,000. Revenue is expected to decrease in the future due to the current recognition period of the up-front fee.
     During the nine months ended September 30, 2007 and 2006 we recognized revenue of $14.5 million and $30.2 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $14.5 million recognized in the nine months ended September 30, 2007 is comprised of $5.5 million for amortization of the $40 million up-front fee received from Wyeth and $9.0 million for collaborative research funding from the Wyeth collaboration. The $30.2 million recognized in the nine months ended September 30, 2006 is comprised of $6.0 million for the amortization of the $40 million up-front fee received from Wyeth, $16.2 million for collaborative research finding from the Wyeth collaboration and $8 million for a milestone.
5. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Lab equipment	$8,742	$6,053
Leasehold improvements	6,529	6,385
Furniture and fixtures	447	359
Computer equipment and software	962	711
Construction in progress	45	204

	16,725	13,712
Accumulated depreciation and amortization	(5,549)	(3,378)

	$11,176	$10,334

6. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued professional fees	$459	$576
Accrued manufacturing	532	1,583
Accrued clinical trials	2,179	1,994
Other	1,259	1,513

	$4,429	$5,666

7. Notes Payable – Equipment Financing Arrangements
     We entered into a Loan and Security Agreement with Comerica Bank effective September 12, 2006 the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. On July 24, 2007 we and Comerica Bank modified the Loan and Security Agreement by entering into a First Amendment to Loan and Security Agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of September 30, 2007 we had drawn the full $10 million available on the loan.

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
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to targets other than CD20 that are established pursuant to the agreement. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and certain other specified targets. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. The agreement provides that we are to provide research and development services for a period of three years with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease if the research program is terminated early, or an increase if such program is extended.

In addition, Wyeth’s financial obligations also include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to targets other than CD20 that have been and are to be selected by Wyeth pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time after December 22, 2007 upon 90 days’ prior written notice.
     In July 2007, we completed our Phase IIb clinical trial of TRU-015 for the treatment of rheumatoid arthritis, or RA. In September 2007, we announced our preliminary analysis of results from the Phase IIb clinical trial. On November 8, 2007 we announced the presentation of positive data from a Phase IIb study that showed that our TRU-015 RA provided statistically significant efficacy after a single infusion of 800 mg or 1600 mg. In addition, we also announced presentation of data showing that repeat administration with TRU-015 was well tolerated and resulted in a consistent pharmacokinetic and pharmacodynamic profile.
     We also announced that we and Wyeth have agreed on the design of the next clinical trial and both companies are working to finalize protocol details and plans for study initiation. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule. Additional study protocol details will be provided after commencement of patient dosing.
     Assuming this product candidate continues to progress in development, expenses for future clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
       Our TRU-016 product candidate is focused on the development of a novel CD37-targeted therapy for B-cell malignancies, such as CLL and NHL. We believe that a CD37-targeted therapy may provide patients with improved therapeutic options or benefits that may work alone or in conjunction with CD20-targeted immunopharmaceuticals. We filed an IND for our TRU-016 product candidate in the fourth quarter of 2007.
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
          We have incurred significant losses since our inception. As of September 30, 2007, our accumulated deficit was $62.0 million and total stockholders’ equity was $57.5 million. During the nine months ended September 30, 2007 we recognized a net loss of $18.4 million. During the nine months ended September 30, 2006 we recognized net income of $871,000. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future due to the successful transfer of the majority of clinical development efforts and related costs to Wyeth, resulting in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee.
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
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for the undelivered elements of the arrangement. If separable, the applicable revenue recognition criteria are then applied to each of the separate units. For combined units of accounting, the revenue is generally recognized in the same manner as the final deliverable. Generally, revenue related to licensing activity and our research and development services under collaboration agreements is recognized ratably over the estimated term of the research and development service period. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable, up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:

Up-Front Fees and License Fees:  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period.
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
     We record accruals for these preclinical study and clinical trial expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase III clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     On January 1, 2006 we adopted the fair value recognition provisions of SFAS  123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with APB 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We adopted SFAS 123R using the prospective transition method, under which compensation costs recognized during the nine months ended September 30, 2007 and September 30, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2007 and 2006 was $2.2 million and $3.0 million, respectively. Of the $2.2 million recognized in the nine months ended September 30, 2007, $930,000 was included in research and development expense and $1.3 million was included in general and administrative expense. As of September 30, 2007 total compensation related to nonvested options not yet recognized in the financial statements was approximately $7.5 million, and the weighted-average period over which it is expected to be recognized is approximately 1.2 years.
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
     Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $56,000 and $138,000 for the nine months ended September 30, 2007 and 2006, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based on the volatility of our future stock price.
     In addition, certain of our non-employee founders acted as consultants to us and were issued shares of our common stock in 2001, which in November 2002 were made subject to repurchase rights that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. During the nine months ended September 30, 2007 and 2006, we recorded $0 and $424,000, respectively, related to these shares.
     We recorded approximately $21,000 and $108,000 of stock-based compensation during the nine months ended September 30, 2007 and 2006, respectively, related to restricted stock awards granted to members of our Scientific Advisory Board. Compensation expense is recorded using straight-line amortization in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Results of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006
Revenue
     Revenue decreased to $4.6 million in the three months ended September 30, 2007 from $16.5 million in the three months ended September 30, 2006. Revenue decreased to $14.5 million in the nine months ended September 30, 2007 from $30.2 million in the nine months ended September 30, 2006. The three- and nine-month decreases were due to decreased milestone revenue, whereby there was $8 million of milestone revenue recognized in the third quarter of 2006 and none in 2007, reduced reimbursement revenue from the Wyeth collaboration as a result of the successful transfer of manufacturing activities for TRU-015 from us to Wyeth in the first quarter of 2007, and decreased revenue related to an extension of the recognition period for the up-front fee. These decreases were partially offset by an increase in reimbursable clinical costs related to our Phase IIb clinical trial for TRU-015, which we completed in July 2007. Revenue in the nine months ended September 30, 2007 and 2006 included recognition of $5.5 million and $6 million, respectively, of deferred revenue from the $40 million up-front fee we received in connection with our collaboration agreement with Wyeth. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period. During the third quarter of 2007, the estimated term of the research and development service period was adjusted from five years to six years and 3 months. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Wyeth. This change in estimate reduced recognition of the up-front fee during the quarter by $538,000. Revenue is expected to decrease in the future due to the current recognition period of the up-front fee. Our actual revenue, however, could differ materially from those anticipated.
Research and Development Expenses
     Research and development expenses decreased to $8.9 million in the three months ended September 30, 2007 from $9.6 million in the three months ended September 30, 2006. Research and development expenses increased to $28.2 million in the nine months ended September 30, 2007 from $23.5 million in the nine months ended September 30, 2006. The three-month decrease was primarily due to a decrease in outside manufacturing costs for TRU-015 due to the successful transfer of manufacturing activities to Wyeth in the first quarter of 2007. This decrease was partially offset by increased clinical costs related to our Phase IIb clinical trial for TRU-015, increased personnel-related expenses due to increased headcount, increased outside manufacturing costs related to our TRU-016 product candidate, increased lab supplies to support our research activities, and increased facilities costs.
     The nine-month increase was primarily due to increased clinical costs related to our Phase IIb clinical trial for TRU-015, increased personnel-related expenses due to increased headcount, increased outside manufacturing costs related to our TRU-016 product candidate, increased lab supplies to support our research activities, increased contract license fees, and increased facilities costs. These increases were partially offset by lower outside manufacturing costs for TRU-015 due to the successful transfer of manufacturing activities to Wyeth in the first quarter of 2007 and lower non-cash stock-based compensation charges. Research and development expenses represented 79% and 77% of total operating expenses in the nine months ended September 30, 2007 and 2006, respectively. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the related expansion of our research and development organization, advancement of our preclinical programs, and product candidate manufacturing costs.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. We estimate the costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and preclinical programs	$4,974	$3,673	$16,637	$9,448
Clinical development programs	3,903	5,897	11,564	14,003

Total research and development	$8,877	$9,570	$28,201	$23,451

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs have increased in 2007 compared to 2006 due to increased personnel-related expenses due to increased headcount, increased lab supplies to support our research activities and increased contract license fees. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities, and depreciation. Clinical development program costs decreased in 2007 compared to 2006 due to decreased outside manufacturing costs resulting from the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007. This decrease was partially offset by higher clinical costs related to our Phase IIb clinical trial for TRU-015 and outside manufacturing costs related to our TRU-016 program.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we were responsible for completing the Phase IIb clinical trial of TRU-015 for RA, which was completed in July 2007. In addition, we are responsible for conducting retreatment studies for TRU-015 for RA and may be responsible for conducting clinical trials for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIPtm product candidates with Wyeth, together with certain other SMIPtm product candidates that are outside of the collaboration, including TRU-016, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $2.6 million in the three months ended September 30, 2007 from $2.0 million in the three months ended September 30, 2006. General and administrative expenses increased to $7.7 million in the nine months ended September 30, 2007 from $7.1 million in the nine months ended September 30, 2006. The three-month increase was primarily due to increased personnel-related expenses and increased administrative costs incurred in support of being a publicly traded company. The nine-month increase was primarily due to increased personnel-related expenses and increased administrative costs incurred in support of being a publicly traded company offset by decreased non-cash stock-based compensation expense. We expect our general and administrative expenses to remain relatively stable in the future. Our actual general and administrative expenses, however, could differ materially from those anticipated.
Net Interest Income
     Net interest income increased to $907,000 in the three months ended September 30, 2007 from $370,000 in the three months ended September 30, 2006. Net interest income increased to $3.0 million in the nine months ended September 30, 2007 from $1.2 million in the nine months ended September 30, 2006. The increase was primarily the result of an increase in our average cash balance in the first nine months of 2007 compared to the same period of 2006. We expect net interest income to decrease in the future as a result of a declining cash balance.
Liquidity and Capital Resources
     From inception, we financed our operations primarily through the sale of equity securities, raising net proceeds of $109.1 million through September 30, 2007. In January 2006, we received payment of a $40 million up-front fee in connection with our collaboration agreement with Wyeth. We have received additional funding from asset-based lease financings, interest earned on investments, and government grants.
     As of September 30, 2007, we had $86.6 million in cash, cash equivalents, and short-term investments, and a $3.2 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest- bearing instruments, including obligations of U.S. government agencies, high-credit-rating corporate borrowers, and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities:  Net cash used in operating activities in the nine months ended September 30, 2007 was $19.6 million compared to net cash provided by operating activities of $27.2 million in the nine months ended September 30, 2006. Net cash used in operations in the nine months ended September 30, 2007 was primarily due to personnel-related costs, clinical trial costs, outside manufacturing costs, lab supplies to support our research activities, legal and professional fees and administrative costs incurred as a result of being a publicly traded company. Net cash provided by operations in the nine months ended September 30, 2006 was primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs.
     Investing Activities:  Net cash provided by investing activities in the nine months ended September 30, 2007 was $5.7 million compared to net cash used in investing activities of $23.0 million in the nine months ended September 30, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $3.0 million and $4.6 million in the nine months ended September 30, 2007 and 2006, respectively. We expect to continue to invest in property and equipment in the near future as we expand our operations.
     Financing Activities:  Net cash provided by financing activities in the nine months ended September 30, 2007 was $3.3 million compared to net cash used in financing activities of $2.0 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, financing activities consisted primarily of net proceeds from an equipment financing arrangement of $2.9 million.
     We entered into a Loan and Security Agreement with Comerica Bank effective September 12, 2006, the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. We had the ability to request equipment and leasehold facility advances through September 12, 2007. Interest accrues from the date of each equipment advance and is payable monthly. All equipment advances that were outstanding on September 12, 2007 are payable in 60 equal installments of principal plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance, ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with Comerica Bank. On July 24, 2007 we and Comerica Bank modified the Loan and Security Agreement by entering into a First Amendment to Loan and Security Agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of September 30, 2007, we had drawn the full $10 million of the loan.
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
     Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 18 months. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels; and

•	unexpected costs related to the development of our manufacturing capability will not be material.
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors described in Part II, Item 1A of this quarterly report on Form 10-Q. In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the cost, timing, and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products, or technologies.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives we maintain a portfolio of investments in a variety of securities of high credit quality. As of September 30, 2007, we had short-term investments of $40.8 million. Due to their very short-term nature the securities in our investment portfolio are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
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
     As of December 31, 2006, we concluded that we had a material weakness in our internal controls as defined by the Public Company Accounting Oversight Board, or PCAOB. As defined by the PCAOB, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness as of December 31, 2006 was related to our periodic financial statement close process, the lack of financial accounting and reporting personnel, a lack of sufficient levels of review and approval of the results of the closing procedures, and a lack of a formal process to assess the accounting implications of complex transactions. Deficiencies related to the financial statement close process were compounded by our use of an unsophisticated accounting software package.
     We have taken measures to improve the effectiveness of our internal controls. Specifically, we have:
•	strengthened our internal staffing and technical expertise in financial and SEC accounting and reporting;

•	improved the segregation of duties within our accounting and finance department;

•	upgraded our accounting software systems;

•	engaged an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices; and

•	implemented additional controls.
     This material weakness in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including our chief executive officer and chief financial officer, has concluded that, as of September 30, 2007, our disclosure controls and procedures could not be deemed effective without further testing and evaluation of remediation initiatives.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

     In November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION for certain products and services. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. The lower tribunal has held in our favor with respect to the services, and in Merck’s favor with respect to the products. We have appealed the adverse portion of the decision. We intend to pursue the opposition vigorously.
     On August 8, 2006 we filed an opposition to European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA, raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. Final resolution of the opposition proceedings will likely take a number of years.
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
     Although our lead product candidate, TRU-015, has recently completed a Phase IIb clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologics License Application to the FDA for approval. This process can take many years and require the expenditure of substantial resources. In December 2005 we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of, TRU-015. Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA. TRU-015 will likely not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.
We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to targets other than CD20 and established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to targets not included within the agreement, including CD37 and other specified targets, however, remains entirely with us. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and the costs associated with such activities, we were obligated to complete the recent Phase IIb clinical trial, and are obligated to conduct retreatment studies, in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization.
     Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Wyeth and our ability to collaborate effectively. We cannot assure you that Wyeth will fulfill its obligations under this agreement or will develop and commercialize our product candidates as quickly as we would like. If Wyeth fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.
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
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net loss was $17.8 million in the nine months ended September 30, 2007. Our net income was $871,000 in the nine months ended September 30, 2006. As of September 30, 2007 we had an accumulated deficit of $62.0 million. Since inception we have incurred $92.1 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carry-forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carry-forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
We cannot assure you we will be granted regulatory approval for any of our product candidates.
     The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated, in clinical trials, safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has recently completed a Phase IIb clinical trial for the treatment of RA with positive data, additional clinical trials would be required before we are able to submit a Biologics License Application to the FDA for approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you that we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We cannot assure you that regulatory approval will be obtained for any of our product candidates. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results.
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
     It is possible that none of our product candidates will complete the required clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators may not seek or receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.
Our relationship with Wyeth may have a negative effect on our ability to enter into relationships with third parties.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and commercialization of certain other SMIPtm product candidates directed to targets other than CD20 that are established pursuant to the agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
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
     We cannot assure you that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited filed an action in the United Kingdom to revoke the U.K. counterpart of EP-B-1176981. Wyeth also initiated a revocation action.

     If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless or until a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 for the treatment of RA in the U.S. and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under U.S. laws. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in (a) developing the technology required to bring our products to market, (b) producing our products, or (c) treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. Certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
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
     We do not currently have the ability to conduct clinical trials and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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
     We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval of any of our product candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.
If we are unable to obtain, maintain, and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.
     Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights, and will depend in large part on our ability to:
•	obtain and maintain patent and other proprietary protection for our technology, processes, and product candidates;

•	enforce patents once issued and defend those patents if their enforceability is challenged;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
     We currently have two issued patents, one in the United States and one in China. In addition, we have 27 U.S. and 99 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:
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
     In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks, and confidential information, particularly when we do not believe that patent protection is appropriate or available. Trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets, and confidential information. We require each of our employees, consultants, and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection. For example, in November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. We filed a response to the opposition and have commenced negotiations with Merck regarding the matter. We intend to pursue the opposition vigorously if negotiations are unsuccessful, however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.
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
     The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
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
     We currently depend on Wyeth for the supply of TRU-015. We also currently depend on a single manufacturer for certain biopharmaceutical development and manufacturing services for TRU-016, our other current product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to continue our research and development activities, successfully complete preclinical studies and clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.
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
     TRU-016 Product Candidate.  If approved for the treatment of CLL or NHL, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapeutics. Although we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL, or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG). Additional protein therapeutics under development that could potentially compete with our TRU-016 product candidate, if approved for the treatment of NHL or CLL, or both, include Humax-CD20tm (GenMab and GSK), mapatumumab (HGSI and GSK), epratuzumab (Immunomedics), lumiliximab, galiximab (Biogen Idec), SGN-40 (Seattle Genetics), inotuzumab ozogamicin (Wyeth) and HCD122 (Novartis).
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
     Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

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
     Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. In the nine-month period ended September 30, 2007 we increased the total number of our full-time employees to 101, and we plan to increase this number to approximately 106 by December 31, 2007. If we are unable to effectively train our newly enlarged workforce for any reason, we may not be able to implement our development and commercialization activities. If we do not succeed in retaining and motivating our personnel, our existing operations may suffer and we may be unable to grow effectively.

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
     We have not been required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404; however, as of December 31, 2007 we will be required to make an assessment of the effectiveness of our internal control over financial reporting. In connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the PCAOB. As defined by the PCAOB, a material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
     We have taken remedial measures to improve the effectiveness of our internal controls. Specifically, we have:
•	strengthened our internal staffing and technical expertise in financial and SEC accounting and reporting;

•	improved the segregation of duties within our accounting and finance department;

•	upgraded our accounting software systems;

•	engaged an outside compliance consulting firm to advise us on improving our internal controls to take advantage of best practices; and

•	implemented additional control procedures.
     We plan to continue to assess our internal controls and procedures and to take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 when we are required to make an assessment of our internal controls under Section 404 for the year ending December 31, 2007. The existence of a material weakness, however, is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures taken to date or to be taken in the future will remediate the material weakness noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

     Section 404 and the SEC rules and regulations implementing such act will require us to conduct an annual evaluation of our internal control over financial reporting, and have that evaluation attested to by our independent registered public accounting firm starting with our fiscal year ending December 31, 2007. Section 404 also requires that our audit committee be advised and regularly updated on management’s review of internal controls. If we are not able to timely remedy the material weakness identified in connection with our fiscal 2006 audit, or if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our securities.
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
     The trading prices of many newly publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $11.00 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
     As of September 30, 2007 our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 78.09% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Date: November 12, 2007

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