Form 10-K
period 2007-12-31
Trubion Pharmaceuticals, Inc
filed 2008-03-13
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 29, 2007, as reported on the National Association of Securities Dealers Automated Market, was $369,212,980.

As of February 29, 2008, 17,832,156 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the 2008 Annual Meeting of Stockholders to be held May 28, 2008, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this annual report.

TRUBION PHARMACEUTICALS, INC.

2007 Form 10-K Annual Report

PART I

Forward-Looking Statements

This annual report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties, and assumptions that are difficult to predict, including those identified in the sections of Item 1 entitled “Our Strategic Collaboration With Wyeth,” “Competition,” “Intellectual Property,” “Manufacturing,” “Government Regulation” and “Reimbursement,” and in the sections of Item 1A that includes “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission, or SEC, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company that is creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized for optimal safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, and are designed using our custom drug assembly technology.

Our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing is expected to begin in the first half of 2008. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule options. We believe this study has been designed in a way that could be supportive of a registration package. In addition, we and our partner Wyeth are also developing TRU-015 for the treatment of non-Hodgkin’s lymphoma, or NHL, Systemic Lupus Erythematosus, or SLE, and other undisclosed indications. In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015.

Our proprietary product candidate, TRU-016, is a novel CD37-targeted therapy for the treatment of B-cell malignancies, such as chronic lymphocytic leukemia, or CLL, and NHL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics. We filed an Investigational New Drug application, or IND, for our TRU-016 product candidate for the treatment of B-cell malignancies in the fourth quarter of 2007 and we expect to begin patient dosing in the first half of 2008.

Our product candidates are as follows:

•	TRU-015 for the Treatment of Rheumatoid Arthritis. According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan and Europe. In 2007, total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $12.5 billion. In July 2007, we completed our Phase 2b clinical trial of TRU-015 for the treatment of RA. In November 2007, we announced the presentation of positive data from a Phase 2b trial that showed TRU-015 for

RA provided statistically significant efficacy after a single infusion of 800 mg or 1600 mg. In addition, we also announced the presentation of data demonstrating that repeat administration with TRU-015 was well tolerated and resulted in a consistent pharmacokinetic and pharmacodynamic profile. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing is expected to begin in the first half of 2008. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule options. We believe this study has been designed in a way that could be supportive of a registration package.

•	TRU-015 for the Treatment of B-cell Malignancies. According to the American Cancer Society, NHL is one of the most common types of cancer in the United States, with approximately 63,000 new cases diagnosed each year. Total reported worldwide sales of Rituxan®/Mabthera® surpassed $5 billion in 2007. Our partner, Wyeth, is also evaluating TRU-015 and other SMIPtm CD20 product candidates for the treatment of certain B-cell malignancies. In December 2007, Wyeth initiated a Phase 1/2 nonrandomized, open label, uncontrolled, single-group assignment clinical trial designed to evaluate the safety and efficacy of TRU-015 in subjects with B-cell NHL.

•	TRU-015 for the Treatment of Systemic Lupus Erythematosus. According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. Worldwide, the prevalence of SLE varies significantly on a country-by-country basis. Our partner, Wyeth, has filed an IND for TRU-015 for the treatment of SLE, and we expect clinical evaluation to begin in mid-2008. Currently, no protein therapeutics have been approved specifically for the treatment of SLE.

•	TRU-016 for the Treatment of B-cell Malignancies. Our TRU-016 product candidate targets CD37 for the treatment of B-cell malignancies such as CLL and NHL. We filed an IND for TRU-016 for the treatment of B-cell malignancies in the fourth quarter of 2007 and we expect to begin patient dosing in the first half of 2008.

In addition to our current product candidates, we are also developing additional alliance and proprietary product candidates that build on our product experience. To date, none of our product candidates has been approved for marketing and sale to patients nor have we received any product revenue.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets, which replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. The agreement provides that we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to an increase if such program is extended as well as annual increases pursuant to percentage changes in the Consumer Price Index, or CPI.

Wyeth’s financial obligations also include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

SMIPtm Custom Drug Assembly

Our custom drug assembly technology permits us to build protein therapeutics to predetermined specifications. We call these protein therapeutics small modular immunopharmaceutical, or SMIPtm, product candidates. By selecting from our polypeptide libraries and uniquely combining polypeptides called hinge domains, effector domains and binding domains, we create customized SMIPtm product candidates that are intended to bind to a specified target cell and elicit specific biological activity in a targeted disease state. These SMIPtm product candidates can be specifically engineered to have an optimal half-life, or the ability to maintain effective concentrations in vivo, and are approximately one-half the size of monoclonal antibodies, or mAbs, a leading form of protein therapeutic directed to the treatment of a wide range of disease states, including autoimmune diseases and cancer. We believe that our SMIPtm product candidates retain the beneficial characteristics of mAbs, such as binding to specific target antigens and predictable biological activity, while the small size of our SMIPtm product candidates may facilitate tissue penetration in certain disease states such as cancer, resulting in increased therapeutic benefit. As a result, we believe that our custom drug assembly technology enables us to design and develop differentiated SMIPtm product candidates for a range of targets and biological activity that have the following advantages:

•	Customizable Biological Activity. SMIPtm product candidates can be specifically engineered to provide a precise balance of complement dependent cytotoxicity, or CDC, and/or antibody-dependent cellular cytotoxicity, or ADCC, mediated activity. We believe our ability to customize this balance of biological activities will result in safer and more effective immunopharmaceuticals.

•	Customizable Half-Life. SMIPtm product candidates can be specifically engineered to have an optimal half-life, an indication of the time effective concentrations are maintained in vivo, for a given indication. This should permit them to be used in treating both acute and chronic disease indications.

•	Improved Biodistribution. SMIPtm product candidates have a particle size that is approximately one-half the size of mAbs. Smaller molecules have been demonstrated to penetrate tissues more readily, which we believe will provide increased therapeutic benefits.

•	Reliable Manufacturing. SMIPtm product candidates can be produced at large scale in mammalian cell expression systems from readily available starting materials.

SMIPtm Product Candidates: Design and Assembly

Each of our SMIPtm product candidates contains a binding domain, a hinge domain and an effector domain. Because of the simple structure of SMIPtm product candidates, our custom drug assembly technology permits us to engineer desired characteristics into each domain so we can design and develop novel product candidates for a range of targets, as well as a range of differentiated product candidates for any particular target. Each SMIPtm product candidate is specifically designed to meet predetermined therapeutic specifications for biological activity and binding activity based on our biological assessment of the validated target in the proposed disease indication. Biological activity and binding activity are the two most important characteristics of a protein immunotherapeutic. The diagram below is a representation of the steps in our assembly process.

•	Biological Activity. Our SMIPtm product candidates are assembled by first selecting from our polypeptide libraries a Hinge Domain and an Effector Domain designed to elicit specific biological activity. For example, one desired biological activity may be for the immune system to kill the cell on which the target antigen is present. We select a unique Hinge Domain and Effector Domain combination based on the targeted disease to trigger the death of the cell to which the SMIPtm product candidate is bound. This can be through the initiation of the complement cascade causing CDC, by recruiting other immune cells to kill the cell through ADCC, or by using an engineered balance of both activities. In addition, the combination of Hinge Domain and Effector Domain may be engineered to generate cellular signals through the antigen target leading to, for example, the death of the cell through apoptosis or programmed cell death.

•	Binding Activity. The next step in SMIPtm assembly is to pair a selected Hinge Domain and Effector Domain with an appropriate Binding Domain from our polypeptide libraries. The Binding Domain recognizes and attaches to a specific antigen target, which results in initiation of the desired biological activity. Examples of target antigens include cell surface receptors on target cells such as B cells. The Binding Domain may be composed of any polypeptide that specifically recognizes and binds to the target antigen. Examples of binding domains include polypeptide ligands such as hormones, cytokines, chemokines, or cell surface or soluble receptors for such polypeptide ligands, as well as binding domains derived from immunogloulin molecules such as single chain Fv polypeptides.

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

Current alternatives to mAbs, including antibody fragments, have been designed to result in a small size, but have limitations, including loss of important biological activity, shortened in vivo half-life, and low expression levels that, either alone or in combination, can reduce therapeutic potential and limit commercial feasibility.

Our Product Candidates

Our current product candidates target B cells. B cells are important to the basic functioning of the body’s immune system. In addition to producing antibodies that attack and kill bacteria and viruses circulating within the body, they also help recruit and coordinate other types of immune system cells to perform specialized functions in the body’s fight against disease and infection. When B cells fail to appropriately distinguish the body’s own cells, tissues or organs from foreign pathogens or proteins, the mistaken identification can result in the B cells initiating an immune response against healthy cells, which results in an autoimmune disease that can lead to progressive disability. Autoimmune diseases include RA, SLE, multiple sclerosis, type 1 diabetes, and Graves’ disease. As a group, autoimmune diseases are among the most prevalent illnesses in the United States, affecting up to 5-8% of the population, or up to 24 million people. In addition, when B cells become malignant or otherwise multiply uncontrollably, they can result in cancers known as lymphomas, leukemias, and myelomas.

The following table sets forth the development stages of our product candidates:

Product Candidate	Disease Indication	Development Stage	Partner

TRU-015	RA	• 2nd Phase 2b expected to begin in the first half of 2008	Wyeth
	NHL	• Phase 1/2	Wyeth
	SLE	• IND open	Wyeth
TRU-016	CLL	• IND open	None

TRU-015

We designed TRU-015 for a desired therapeutic label surrounding B-cell depletion in multiple indications, including autoimmune and inflammatory diseases and different types of cancer. TRU-015 binds to its target, CD20, and is engineered to promote specific biological activity designed for optimized safety and efficacy. Specifically, general systemic complement activation is thought to initiate or exacerbate symptoms in RA patients. There is evidence that CDC may be associated with certain side effects, particularly intravenous infusion reactions observed in currently marketed protein immunopharmaceuticals. We have designed TRU-015 for reduced CDC activity, while preserving potent ADCC activity and apoptotic signaling. In addition, TRU-015’s smaller size may provide improved therapeutic options for patients with relapsed or refractory B-cell malignancies through more rapid diffusion to disease sites.

Rheumatoid Arthritis

Background.  RA is an autoimmune disease characterized by inflammation of the joint lining, called the synovium. In RA, a person’s immune system attacks the synovium, resulting in the thickening of the normally thin membrane and degradation of the cartilage and bone at the joint. Though the primary symptoms of RA are pain, stiffness and swelling of joints, additional symptoms may include fatigue, weakness, muscle pain, and lumps of tissue under the skin. Tissue damage from the inflammation ultimately results in deformity and disability.

Potential Market.  According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan and Europe. In 2007, total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $12.5 billion. Because approximately two-thirds of the RA patient population experiences pain, stiffness and fatigue on a daily basis notwithstanding the administration of currently available treatments, we believe that there is a large unmet medical need in the RA patient population for an effective drug therapy.

Current Treatments.  Initially, a patient presenting symptoms of RA is typically prescribed non-steroidal anti-inflammatory drugs, or NSAIDS. As the disease progresses, the RA patient may be prescribed a regimen of disease modifying anti-rheumatic drugs, or DMARDS, an anti-tumor necrosis factor, or anti-TNF, or other biologics. Patients taking a combination of therapies that include biologics are estimated to be 20% of the RA population. Most biologics currently on the market for RA attempt to block the activity of immune system cytokines, which are chemical messengers thought to be associated with the autoimmune reactions, joint inflammation and bone damage characteristic of RA. These biologics include anti-TNF drugs such as Remicade®, Enbrel®, Humira®, and Kineret®. Biologics are typically administered to patients with moderate to severe RA who need therapy in addition to NSAIDS or DMARDS. In addition to biologics that target immune system cytokines, Orencia®, a drug that targets co-receptors on T cells, has been approved for RA, as has the mAb Rituxan® that, like TRU-015, is targeted to the CD20 antigen.

TRU-015 for RA Clinical Trial Results.  In July 2007, we completed our Phase 2b clinical trial of TRU-015 for the treatment of RA. In September 2007, we announced our preliminary analysis of results from the Phase 2b clinical trial. Clinical disease activity parameters such as tender and swollen joint counts, patient and physician global assessments, patient assessment of pain and disability, and laboratory measures of inflammation may be combined to form composite measures of clinical response derived from the American College of Rheumatology that are known as ACR20, ACR50, and ACR70. In these measures of clinical response, ACR70 indicates a greater response from a baseline measure than ACR20, which is defined as an improvement of at least 20% from baseline in counts of both tender and swollen joints, as well as in at least three of five other disease activity parameters. On November 8, 2007, we announced the presentation of positive data from a Phase 2b trial that showed our TRU-015 RA provided statistically significant efficacy after a single infusion of 800 mg or 1600 mg. Data showed the improvement in Disease Activity Score, or DAS-28 compared to placebo was statistically significant in the 800 mg dose group at 12 weeks and at all subsequent assessments, and in the 1600 mg dose group at 16 weeks and at all subsequent assessments. The DAS is a clinical index of RA disease activity that combines information from swollen joints, tender joints, the acute phase response and general health. At 24 weeks, ACR20, 50, and 70 response rates in the 800 mg dose group were 65%, 26%, and 0%, respectively. ACR20, 50, and 70 response rates in the 1600 mg dose group were 61%, 13%, and 4%, respectively. ACR20, 50, and 70 response rates at 24 weeks in the placebo group were 33%, 9%, and 2%, respectively.

Our data suggests that clinical responses may be maintained during B-cell recovery. In chronic diseases such as RA, long term B-cell depletion may cause safety concerns. Our clinical program is designed to optimize dose and schedule for maximal efficacy and patient convenience without resultin in long term B-cell depletion.

We also announced at the ACR annual meeting the presentation of data demonstrating that repeat administration with TRU-015 was well tolerated and resulted in a consistent pharmacokinetic and pharmacodynamic profile. Patients treated with a single course of 5 mg/kg or higher in a previously conducted TRU-015 Phase I/IIa study were eligible for retreatment. Patients who received a single infusion of 5 mg/kg received a single infusion of 5 mg/kg upon retreatment, and those who received higher doses of TRU-015 received a single infusion of 15 mg/kg upon retreatment. B-cell depletion and recovery following retreatment with TRU-015 was comparable to that seen after initial treatment. Ongoing patient evaluations showed maintenance of ACR responses with repeated single doses of TRU-015 at six-month intervals through at least two retreatment courses. A total of 36 patients were evaluated and the results are shown below.

B Cells (CD19+) Over Time by Cycle of Therapy

•	The pattern of B cell depletion and recovery after retreatment was similar to that observed after initial course.

ACR Responses Over Time With Retreatment

•	ACR responses were maintained with repeated dosing of TRU-015 at 6-month intervals.

FDA Approved CD20-Directed Therapies in RA.  Rituxan® is a mAb that is targeted to the CD20 antigen, and was previously approved for the treatment of NHL. In February 2006, it was approved for marketing in the United States by the Federal Drug Administration, or FDA, for the treatment of patients with moderate to severe RA who have failed one or more anti-TNF therapies. The recommended dose and schedule for Rituxan® in RA is two intravenous infusions of 1 gm each separated by two weeks, in combination with continued methotrexate (10 to 25 mg weekly). Patients given this regimen show B-cell depletion for at least six months with some showing B-cell depletion for over three years. There is no recommended treatment for patients with symptomatic RA and concomitant B-cell depletion. We believe that the dose-dependent B-cell depletion shown by TRU-015 may allow us to choose a dose and schedule that offers similar or greater efficacy while improving safety as a result of a shorter period of B-cell depletion. Additionally, the Rituxan® product label contains warnings related to infusion reactions, including fatal infusion reactions. We believe that the attenuated CDC activity of TRU-015 relative to Rituxan® may allow for safer infusion protocols. TRU-015 is a smaller molecule than Rituxan® and may diffuse more rapidly to disease sites. We believe this characteristic of TRU-015 may allow it to show greater efficacy or more rapid onset of action in future studies.

TRU-015 for RA Planned Clinical Development.  We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing is expected to begin in the first half of 2008. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule options. We believe this study has been designed in a way that could be supportive of a registration package.

B-cell Malignancies: Non-Hodgkin’s Lymphoma and Chronic Lymphocytic Leukemia

Background.  B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. NHL is a diverse group of lymphocytic malignancies, approximately 85% of which are B-cell malignancies. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre-B cells and mature B cells.

Potential Market.  According to the American Cancer Society, NHL is one of the most common types of cancer in the United States, with approximately 63,000 new cases diagnosed each year. According to the National Cancer Institute, CLL is estimated to affect 70,000 people in the United States. Approximately 10,000 new cases of CLL are diagnosed each year according to the American Cancer Society. Rituxan®/Mabthera® was approved for the treatment of NHL in 1997. Total reported worldwide sales of Rituxan®/Mabthera® surpassed $5 billion in 2007.

Current Treatments.  While available CLL and NHL therapies include chemotherapy, radiation therapy, surgery and bone and stem cell transplantation, biologics have become the standard of care to treat these cancers. Biologic therapies for NHL include interferon and mAbs such as Rituxan®/Mabthera®, Bexxar® and Zevalin®. These mAbs all target CD20 on B cells, and Bexxar® and Zevalin® are radiolabeled. Campath® is a CD52-targeted mAb indicated for CLL.

TRU-015 for NHL Planned Clinical Development.  In December 2007, Wyeth initiated a Phase 1/2 nonrandomized, open label, uncontrolled, single-group assignment clinical trial designed to evaluate the safety and efficacy of TRU-015 in subjects with B-cell NHL. The Phase 1/2 clinical trial is expected to enroll approximately 120 NHL subjects who have undergone two or more prior therapies and have relapsed or refractory disease. Efficacy will be evaluated according to disease response and progression status per the International Response Criteria for NHL. Participants will receive an escalating dose of four weekly infusions of TRU-015. Once a maximum tolerated dose is confirmed, or once a maximum dose to be studied is determined to be safe and well tolerated, an expanded cohort of subjects with relapsed follicular NHL will be evaluated for efficacy.

Systemic Lupus Erythematosus

Background.  SLE is a debilitating, chronic, inflammatory autoimmune disease characterized by the presence of auto-reactive antibodies. It can cause disease in the skin, internal organs, and the nervous system. Some of the most common symptoms include extreme fatigue, painful or swollen joints, fever, skin rashes, and kidney problems.

SLE is a chronic condition with episodic periods of disease activity, known as flares, and periods of remission. Currently, there is no cure for SLE, and symptomatic treatment is used in an effort to prevent flares or treat them when they occur. We believe that B-cell-depletion therapy is a promising approach toward a targeted therapy in SLE.

Potential Market.  According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. We believe there is a large, unmet medical need in the SLE patient population in that SLE patients have a death rate three times higher than that of the general population notwithstanding that most patients are young and middle-aged individuals.

Current Treatment.  No protein therapeutics have been approved specifically for use in the treatment of SLE. Current drug therapies are predominantly palliative in nature and are targeted to the patient’s specific symptoms. Different medications are used to treat specific manifestations of SLE. Treatments include acetaminophen and/or NSAIDs, immunosuppressants such as methotrexate and cylcophosphamide, corticosteroids such as methylprednisolone, and antimalarials such as hydroxychloroquine.

TRU-015 for SLE Planned Clinical Development.  Our partner, Wyeth, has filed an IND and we expect clinical evaluation to begin in mid-2008.

Commercialization Rights

Our collaboration agreement with Wyeth includes a worldwide licensing and commercialization agreement for the development of TRU-015 and other therapies. We retain an option to co-promote with Wyeth, on customary terms to be agreed, CD20-targeted therapies in the United States for niche indications. See “Business — Our Strategic Collaboration with Wyeth.”

TRU-016

Our proprietary TRU-016 program is focused on the development of a novel CD37-targeted therapy for B-cell malignancies, such as CLL and NHL. CD37 is a clinically validated target for the treatment of B-cell malignancies and our TRU-016 product candidate has been designed for a desired therapeutic label surrounding B-cell depletion in these B-cell malignancies. CD37 is found at high levels on B cells and at lower levels on a subpopulation of T cells and myeloid cells. Experiments suggest that CD37 plays an important role in B-cell regulation. In addition, CD37 is known to be highly overexpressed in patients with CLL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics.

B-cell Malignancies: Chronic Lymphocytic Leukemia and Non-Hodgkin’s Lymphoma

Background.  As discussed with TRU-015, our CD20-directed therapy, B cells and T cells, are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. NHL is a diverse group of lymphocytic malignancies, approximately 85% of which are B-cell malignancies. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre-B cells and mature B cells.

Preclinical data has demonstrated that TRU-016 induces potent ADCC against primary B-CLL cells, demonstrates significant in vivo therapeutic efficacy, and induces potent apoptosis in primary CLL cells. In addition, as shown below, combination therapy with a CD-37 targeted SMIPtm product candidate and CD20-directed therapy with Rituxan® has shown greater preclinical efficacy than either therapy alone.

Planned Clinical Development.  Our IND for TRU-016 for B-cell malignancies was filed with the FDA and we expect to begin patient dosing in the first half of 2008.

Other Product Candidates

In addition to our current product candidates, we are also developing additional alliance and proprietary product candidates that build on our product experience.

Our Strategic Collaboration With Wyeth

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets, which replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. The agreement provides that we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to an increase if such program is extended as well as annual increases pursuant to percentage changes in the CPI.

In addition, Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

Our relationship with Wyeth with respect to CD20 and one additional target is mutually exclusive. This means that neither of us can pursue the development or commercialization of any protein therapeutic directed to either of these targets outside of the collaboration. This exclusive arrangement will continue with respect to development activities related to each of these targets until the earlier to occur of the first commercial sale in a major indication of a protein therapeutic directed to the applicable target and developed under the collaboration or the termination of the agreement, if earlier, and with respect to commercialization activities until the earlier to occur of the five-year anniversary of first commercial sale in a major indication of a protein therapeutic directed to the applicable target and developed under the collaboration or the termination of the agreement, if earlier.

With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee, consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Wyeth. Wyeth may terminate the collaboration in whole or in part without cause by giving us 90 days’ written notice. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture or commercialize the product candidate directed at that target. Either party may terminate the collaboration in the event of an uncured material breach of the other party.

Upon a change of control of either party, the agreement would remain in effect, subject to the right of the party not undergoing the change in control to terminate specified provisions of the agreement.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would likely compete with other drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing, marketing and personnel resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, medical, product development, commercial and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our processes, product candidates and technologies;

•	operate without infringing the patents and proprietary rights of third parties;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development and commercialization of new products.

We expect to compete on, among other things, product efficacy, safety, and convenience, and time to market and price. In order to compete successfully we will need to identify, secure the rights to and develop products and exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected if insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive to buyers from a cost perspective.

We believe our product development programs will be subject to significant competition from companies utilizing alternative technologies. In addition, as the principles of our SMIPtm product candidates become more widely known and appreciated based on patent and scientific publications and regulatory filings, we expect the field to become highly competitive. Pharmaceutical companies, biotechnology companies, and academic and research institutions may succeed in developing products based upon the principles underlying our proprietary technologies earlier than us, obtaining approvals for such products from the FDA more rapidly than us or developing products that are safer, more effective, and/or more cost effective than those under development or proposed to be developed by us.

Our research and development efforts are at an early stage. Our objective is to discover, develop and commercialize new protein therapeutics with superior efficacy, convenience, tolerability and/or safety. To the extent that we are able to develop therapeutics, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents.

Product Candidates for Autoimmune and Inflammatory Diseases.  If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan® (Genentech, Biogen Idec, and Roche), which, following its approval for RA, surpassed $5 billion in worldwide sales in 2007; Enbrel® (Amgen and Wyeth), which generated $5.3 billion in worldwide sales in 2007; Remicade® (JNJ and Schering-Plough), which generated $4.2 billion in worldwide sales in 2007; Humira® (Abbott), which generated $3.1 billion in worldwide sales in 2007; and Orencia® (BMS), which generated $231.0 million in worldwide sales in 2007.

Product Candidates for Systemic Lupus Erythematosus.  If approved for the treatment of SLE, we anticipate that our product candidates would have to compete with other B-cell depleting therapies. We are not aware of any CD37-directed therapeutics in development or on the market for the treatment of SLE.

Product Candidates for B-cell Malignancies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG).

Intellectual Property

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes.

We intend to seek patent protection for appropriate proprietary technologies by filing patent applications when possible in the United States and selected other countries. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods, and compositions to enhance our intellectual property position in the areas that are important to the development of our business. We have applied, and are applying for, patents directed to our SMIPtm technology and product candidates and aspects of our technology both in the United States and, when appropriate, in other countries. We currently have two issued patents, one in the United States and one in China. In addition, we have 28 U.S. and 154 foreign pending patent applications.

Even if we are granted patents by government authorities or obtain them through licensing, our patents may not provide significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. For example, patents that may issue to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or have received patents in our areas of product development. Many of these entities’ applications, patents and other intellectual property rights could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect the ability to develop, manufacture or commercialize product candidates. In addition, certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our product candidates, or we may be required to obtain a license to market those product candidates. To contend with these possibilities, we may have to enter into license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we are routinely in discussions with academic and commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. We cannot, however, assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

To protect our rights to any of our patents, if issued, and proprietary information, we may need to litigate against infringing third parties, or otherwise avail ourselves of the courts or participate in administrative proceedings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights. Although we believe we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Even if some of these activities were found to infringe a third party’s patent rights, we may be found to be exempt from infringement under 35 U.S.C. § 271(e) to the extent that these are found to be pre-commercialization activities related to our seeking regulatory approval for a product candidate. The scope of protection under 35 U.S.C. § 271(e), however, is uncertain and we cannot assure you that any defense under 35 U.S.C. § 271(e) would be successful. Further, the defense under 35 U.S.C. § 271(e) is only available for pre-commercialization activities, and could not be used as a defense for sale and marketing of any of our product candidates. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights.

Third parties could bring legal actions against us claiming we infringe their patents or proprietary rights, and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel regardless of the outcome of the litigation. If any of these actions were successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition, and results of operations. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside of Trubion and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you these protective arrangements will be honored by third parties, including employees, suppliers, and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006, we filed an opposition to this patent raising objections as to its validity. In September 2006, we filed a copy of our opposition filing as an exhibit to the registration statement we filed with the SEC in connection with our initial public offering. We cannot assure you that we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A, and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited has filed an action in the United Kingdom to revoke the U.K. counterpart of EP-B-1176981. Wyeth also initiated a revocation action.

If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 for the treatment of RA in the United States and have a material adverse effect on our business, financial condition, operating results and our collaboration with Wyeth. The Genentech patent has also been applied for in other countries including Japan, where the application is pending.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the clinical requirements of our product candidates and for all of our commercial needs. Our product candidates are currently manufactured in mammalian cell expression systems from readily available starting materials. To the extent that TRU-015 and TRU-016 advance through clinical trials, and to the extent we bring our future product candidates into clinical trials and partner the development and commercialization of any of the product candidates, we and our existing and prospective partners will be required to assess the manufacturing of the product candidates for clinical requirements as well as for commercial production. We may need to obtain one or more licenses to intellectual property rights held by third parties in order to manufacture each of our product candidates. While such licenses may be available, they may not be available on terms that are commercially acceptable to our existing or prospective partners or us. Should such licenses prove unavailable, we or our existing or prospective partners may choose to modify our manufacturing processes to use alternative manufacturing methods. Such modifications may result in greater expenditures of capital by us or our partners, delay commercialization, or prevent us or our partners from successfully commercializing our product candidates.

We have multiple potential sources for manufacturing our lead product candidate, TRU-015. Wyeth manufactures TRU-015 and has significant process development capabilities and extensive commercial-scale production capabilities at numerous facilities worldwide. Wyeth’s manufacturing commitment is contingent upon our collaboration agreement with Wyeth which Wyeth may terminate without cause at any time. In addition to Wyeth, we have entered into agreements with Lonza Biologics and related entities for certain license rights related to Lonza’s manufacturing technology, research and development services, and for the manufacture of TRU-015 as well as other product candidates. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions, and this capacity could be used in connection with TRU-015, TRU-016 or other product candidates. Under our manufacturing agreement with Lonza, we could incur cancellation fees if we cancel production runs with less advance notice to Lonza than the agreement requires for penalty-free cancellations.

We rely and expect to continue to rely on a number of contract manufacturers to produce sufficient quantities of our product candidates in accordance with current good manufacturing practices, or cGMP, for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale. Contract manufacturers are subject to extensive government regulation.

Government Regulation

Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of immunopharmaceutical products such as those we are developing.

United States Government Regulation

In the United States the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application, or NDA, route for approval, a new biologic will follow the Biologics License Application, or BLA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Application, route for approval.

NDA and BLA Approval Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and the FDA’s implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The major steps required before a drug or biologic may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA or BLA, which includes the results of all required preclinical animal studies, laboratory tests, clinical trials, and data relating to the product’s pharmacology, chemistry, manufacture, and control;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the study subjects.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials must be conducted in compliance with federal regulations, good clinical practices, or GCPs, and under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board, or IRB, before it can begin at that site. An IRB may require the clinical trial be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Phase 1 clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its efficacy.

Phase 2 clinical trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase 3 clinical trials usually further evaluate clinical efficacy and further test for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, if at all. The FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical trials, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture, and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. In connection with the submission of an NDA, an applicant may seek a special protocol assessment, which is an agreement between an applicant and the FDA on the design and size of clinical trials that is intended to form the basis of an NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, and potent and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Before approving an NDA or BLA, the FDA will also typically inspect one or more clinical sites to assure compliance with GCP.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, if at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our product candidates. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Priority Review

The FDA has established priority and standard review classifications for original BLAs and NDAs and efficacy supplements. Priority review applies to the time frame for FDA review of completed marketing applications. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing certain BLAs and NDAs upon receipt and throughout the FDA application review process.

Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. Even if an NDA is initially classified as a priority application, this status can change during the FDA review process, such as in the situation where another product is approved for the same disease for which previously there was no available therapy. In addition, priority review does not guarantee that a product candidate will receive regulatory approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third-party reimbursement. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. It will be time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

We expect there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition, and profitability.

Employees

As of December 31, 2007, we had 99 full-time employees, 24 of whom held Ph.D. or M.D. degrees and 74 of whom were engaged in full-time research and development activities. We plan to continue to expand our product candidates and development programs and hire additional staff to facilitate this growth. We continue to search for qualified individuals with interdisciplinary training to address the various aspects and applications of our product candidate development programs and our technology. None of our employees is represented by a labor union and we consider our employee relations to be good.

Available Information

Our corporate website address is www.trubion.com. We make available free of charge on our website our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the “Investors” section of our website. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our whistleblower and corporate communications policies and our code of business conduct and ethics, and such information is available in print to any stockholder of Trubion who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and The Nasdaq Global Market. The information found on our corporate website is not, however, part of this or any other report.

We were founded as a limited liability company in the state of Washington in March 1999, and operated as a development-stage company. We reincorporated in the state of Delaware in October 2002.

ITEM 1A.	RISK FACTORS

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K as well as our current reports on Form 10-Q and Form 8-K. The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Our success depends on the success of our lead product candidate, TRU-015, and we cannot be certain that it will be safe or effective, complete clinical trials, receive regulatory approval, or be successfully commercialized.

Although our lead product candidate, TRU-015, has recently completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. Furthermore, TRU-015 is only beginning Phase 1/2 clinical trials for the treatment of NHL. The regulatory approval process can take many years and require the expenditure of substantial resources. In December 2005, we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of, TRU-015. In addition to the risks and uncertainties inherent in the regulatory approval process, Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, TRU-015 will likely not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.

We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to all targets not included within the agreement, including CD37, however, remains entirely with us. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and the costs associated with such activities, we were obligated to complete the recent Phase 2b clinical trial, and are obligated to conduct retreatment studies, in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization. As of December 23, 2007, Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Wyeth also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture, or commercialize the product candidate directed to that target.

Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Wyeth and our ability to collaborate effectively. With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Wyeth.

On January 31, 2008, Wyeth announced that in 2008 it will begin a company-wide program designed to redefine Wyeth’s business model to facilitate Wyeth’s long-term growth, as well as address Wyeth’s short-term fiscal challenges. We cannot assure you Wyeth will continue the agreement, will fulfill its obligations under the agreement or will develop and commercialize our product candidates as quickly as we would like. If Wyeth terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our product development programs would be substantially delayed and the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net loss was $23.3 million in the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $66.9 million. Since inception we have incurred $100.4 million of research and development expenses. We expect our research and development expenses to continue to increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our design and development efforts, and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend. Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 12 months.

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

We cannot assure you that any of our product candidates will be safe or effective, or receive regulatory approval.

The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has recently completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you that we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, Wyeth has only recently initiated a Phase 1/2 clinical trial of TRU-015 for the treatment of NHL, and we expect clinical evaluation to begin in mid-2008, and although we filed an IND for our TRU-016 product candidate, we have not yet begun administering the product candidate to study subjects. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.

Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.

Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not initiated any Phase 3 clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

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

If our SMIPtm technology or our product candidates, including TRU-015, conflict with the rights of others, including Genentech intellectual property rights of which we are aware, we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us and on our collaboration agreement with Wyeth.

Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006, we filed an opposition to this patent raising objections as to its validity.

We cannot assure you we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. In addition to its opposition, Glaxo Group Limited filed an action in the United Kingdom to revoke the U.K. counterpart of EP-B-1176981. Wyeth also initiated a revocation action.

If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 for the treatment of RA in the United States and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.

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

There has been significant litigation in the biotechnology industry over patents and other proprietary rights, and if we become involved in any litigation it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses, and pay substantial royalties in order to continue to manufacture or market the affected products. We cannot assure you we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results.

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

We currently have two issued patents, one in the United States and one in China. In addition, we have 28 U.S. and 154 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially viable products, and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and that may not be adequately protected through trade secrets, if, for example, a competitor were to independently develop duplicative, similar, or alternative technologies.

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

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks, and confidential information, particularly when we do not believe that patent protection is appropriate or available. Trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets, and confidential information. In addition, we cannot assure you that the steps we take with employees, consultants, and advisors will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection. We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. We filed a response to the opposition and have commenced negotiations with Merck regarding the matter. We intend to pursue the opposition vigorously if negotiations are unsuccessful; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.

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

We currently rely on third-party manufacturers to supply our product candidates and will rely on third-party manufacturers to manufacture our product candidates in commercial quantities, which could delay or prevent the clinical development and commercialization of our product candidates

We currently depend on Wyeth for the supply of TRU-015. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our other current product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.

Our product candidates have not yet been manufactured for commercial use. If any of our product candidates becomes a product approved for commercial sale, in order to supply our or our collaborators’ commercial requirements for such an approved product, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale-up of manufacturing and related activities. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for such an approved product in a timely or economic manner, if at all. If any manufacturer is unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our products in sufficient quantities would seriously harm our business.

Any manufacturer of our product candidates and approved products, if any, must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

If we enter into additional strategic partnerships, such as our relationship with Wyeth, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

If we enter into any strategic partnerships, we will be subject to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

•	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

•	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic partners may experience financial difficulties;

•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

Our relationship with Wyeth may have a negative effect on our ability to enter into beneficial relationships with third parties.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.

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

If we are slow or otherwise unable to adapt to changes in existing regulatory requirements, we may lose marketing approval for any products that may be approved in the future.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval of any of our product candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could seriously harm our business.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health-care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. We expect any product candidate that we commercialize with our collaborative partners, or on our own, will compete with other products.

TRU-015 Product Candidate.  If approved for the treatment of RA, we anticipate that TRU-015 would compete with other marketed protein therapeutics for the treatment of RA, including Rituxan® (Genentech, Biogen Idec, and Roche), Orencia® (BMS), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Schering-Plough), and Humira® (Abbott).

TRU-016 Product Candidate.  If approved for the treatment of CLL or NHL, we anticipate that our TRU-016 product candidate would compete with other B-cell depleting therapeutics. Although we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of CLL or NHL, or both, such as Rituxan®/Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG).

Many of our potential competitors have substantially greater financial, technical, manufacturing, marketing and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, medical, product development, commercial and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our processes, product candidates and technologies;

•	operate without infringing the patents and proprietary rights of third parties;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development, and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operating results will suffer.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. In the year ended December 31, 2007, we increased the total number of our full-time employees to 99. If we are unable to effectively train our newly enlarged workforce for any reason, we may not be able to implement our development and commercialization activities. If we do not succeed in retaining and motivating our personnel, our existing operations may suffer and we may be unable to grow effectively.

We may fail to select or capitalize on the most scientifically, clinically, or commercially promising or profitable product candidates.

We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Risks Related to Our Common Stock

The trading price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.

The trading prices of many newly publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $5.84 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, changes in or terminations of relationships, significant contracts, commercial relationships, or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	any major change in our board or management;

•	quarterly variations in our operating results or those of our collaborators or competitors;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war, and/or events of terrorism.

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

The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the biopharmaceutical industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2007, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 85% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.

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

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this annual report on Form 10-K, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the therapeutic and commercial potential of TRU-015, TRU-016, and other SMIPtm drug candidates;

•	the effectiveness of our custom drug assembly technology;

•	the ability of SMIPtm product candidates to be produced at large-scale in mammalian cell expression systems from readily available starting materials;

•	the benefits from our collaboration with Wyeth on our clinical development of TRU-015 and other therapeutics directed to CD20;

•	future clinical development programs and the timing thereof;

•	future clinical development plans;

•	the details of the clinical trials and the timing thereof;

•	the anticipated future size of the RA, SLE, CLL, and NHL markets;

•	the timing of regulatory applications and action;

•	payments and reimbursements we expect to receive;

•	intellectual property rights and defenses to patent infringement claims;

•	the extent to which our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations;

•	future capital needs and expenditures;

•	the adequacy of our current facilities to meet our near-term needs; and

•	the future impact of a sudden change in market interest rates on our operating results and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In June 2003, we entered into a lease agreement for 31,507 square feet of office and laboratory facilities in Seattle, Washington. On February 10, 2006, we amended the lease agreement to add an additional 15,892 square feet in the same building. The lease expires on April 30, 2013, subject to our two options to extend the term for up to 10 years. On February 2, 2007, we leased an additional 3,067 square feet in the same building, which lease expires on April 30, 2013. The annual lease payments for these facilities are approximately $1.5 million. We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

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

On August 8, 2006, we filed with the European Patent Office an opposition to European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA, raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. Final resolution of the opposition proceedings will likely take a number of years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “TRBN.”

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The Nasdaq Global Market:

	High	Low

Year ended December 31, 2007
First Quarter	$21.99	$17.38
Second Quarter	$21.50	$17.14
Third Quarter	$20.20	$11.22
Fourth Quarter	$13.27	$9.91
Year ended December 31, 2006
October 18, 2006 — December 31, 2006	$20.50	$13.09

Stockholders

As of February 29, 2008, there were approximately 52 holders of record of our common stock.

Dividend Policy

No cash dividends have been paid on the common stock. We currently intend to retain all future income to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In 2006 we entered into a loan and security agreement that may restrict our ability to pay cash dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 18, 2006 (the date of our initial public offering) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Stock Market Index, over the same period. This graph assumes the investment of $100 on October 18, 2006 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Stock Market Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 18, 2006 was the closing sales price of $13.09 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	10/18/2006	12/29/2006	3/31/2007	6/29/2007	9/28/2007	12/31/2007
Trubion Pharmaceuticals, Inc.	$100.00	$137.59	$150.42	$159.51	$92.67	$76.39
Nasdaq Stock Market Index	$100.00	$87.97	$84.03	$84.89	$107.66	$141.40
Nasdaq Biotechnology Index	$100.00	$99.47	$96.80	$100.00	$106.44	$104.03

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto included in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Collaboration revenue	$20,148	$36,530	$222	$—	$—
Grant revenue	—	—	127	294	—

Total revenue	20,148	36,530	349	294	—
Operating expenses:
Research and development	36,466	33,309	15,212	11,640	3,403
General and administrative	10,833	9,473	4,146	2,851	2,294

Total operating expenses	47,299	42,782	19,358	14,491	5,697

Loss from operations	(27,151)	(6,252)	(19,009)	(14,197)	(5,697)
Net interest income (expense)	3,837	2,222	278	(16)	116
Other income (expense)	—	101	(134)	—	—

Loss before cumulative effect of change in accounting principle	(23,314)	(3,929)	(18,865)	(14,213)	(5,581)
Cumulative effect of change in accounting principle	—	—	(62)	—	—

Net loss	$(23,314)	$(3,929)	$(18,927)	$(14,213)	$(5,581)

Basic and diluted net loss per share	$(1.32)	$(0.83)	$(23.30)	$(22.47)	$(11.39)

Shares used in computation of basic and diluted net loss per share	17,688	4,744	812	633	490

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. For the years ended December 31, 2007 and 2006 we recorded non-cash stock-based employee compensation expense of $2.9 million and $3.9 million, respectively. See Note 10 of the Notes to Financial Statements for further discussion.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$78,515	$105,801	$9,792	$13,944	$7,105
Receivable from collaboration	4,237	4,354	40,000	—	—
Deferred revenue	24,854	31,778	39,778	—	—
Working capital	69,132	93,188	37,881	11,503	6,188
Total assets	95,174	121,394	54,009	17,738	11,369
Non-current portion of notes payable	7,567	6,708	1,276	1,198	1,210
Preferred stock warrant liability	—	—	282	—	—
Convertible preferred stock	—	—	45,753	33,809	13,740
Total stockholders’ equity (deficit)	53,313	72,654	(37,902)	(20,962)	(6,538)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company that is creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized for optimal safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, and are designed using our custom drug assembly technology.

Our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing is expected to begin in the first half of 2008. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule options. We believe this study has been designed in a way that could be supportive of a registration package. In addition, we and our partner Wyeth are also developing TRU-015 for the treatment of non-Hodgkin’s lymphoma, or NHL, Systemic Lupus Erythematosus, or SLE, and other undisclosed indications. In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015.

Our proprietary product candidate, TRU-016, is a novel CD37-targeted therapy for the treatment of B-cell malignancies, such as chronic lymphocytic leukemia, or CLL, and NHL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics. We filed an Investigational New Drug application, or IND, for our TRU-016 product candidate for the treatment of B-cell malignancies in the fourth quarter of 2007 and we expect to begin patient dosing in the first half of 2008.

We were founded as a limited liability company in the state of Washington in March 1999, and operated as a development-stage company. We reincorporated in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets, which replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, SMIPtm product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. The agreement provides that we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to an increase if such program is extended as well as annual increases pursuant to percentage changes in the CPI.

Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments on future licensed product sales. As of December 23, 2007, Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

In July 2007, we completed our Phase 2b clinical trial of TRU-015 for the treatment of RA. In November 2007, we announced the presentation of positive data from a Phase 2b trial that showed that our TRU-015 provided statistically significant efficacy for treating RA after a single infusion of 800 mg or 1600 mg. In addition, we also announced presentation of data showing that repeat administration with TRU-015 was well tolerated and resulted in a consistent pharmacokinetic and pharmacodynamic profile.

We also announced that we and Wyeth have agreed on the design of the next clinical trial, and patient dosing is expected to begin in the first half of 2008. The randomized, double-blind, placebo-controlled, multi-center trial will examine ways to further optimize efficacy while evaluating dosing schedule options. Additional study protocol details will be provided after commencement of patient dosing. We believe this study has been designed in a way that could be supportive of a registration package.

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

In addition to our current product candidates, we are also developing additional alliance and proprietary product candidates that build on our product experience.

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

We have incurred significant losses since our inception. As of December 31, 2007, our accumulated deficit was $66.9 million and total stockholders’ equity was $53.3 million. During the years ended December 31, 2007 and 2006, we recognized net losses of $23.3 million and $3.9 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future due to the successful transfer of the majority of clinical development efforts and related costs to Wyeth, resulting in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee over a longer service period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this annual report on Form 10-K. Although we believe our judgments and estimates are appropriate, actual results may differ from those estimates.

Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2007 in this annual report on Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, and stock-based compensation are the most critical to understanding and evaluating our reported financial results.

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

Preclinical Study, Clinical Trial and Manufacturing Accruals

We estimate our preclinical study, clinical trial and manufacturing accrued expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as incurred or at the date payment of non-refundable fees and milestone payments become due, whichever occurs first. Preclinical study, clinical trial and manufacturing expenses include the following:

•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to clinical research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.

We record accruals for these preclinical study, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with Accounting Principles Board, or APB Opinion, Accounting for Stock Issued to Employees, 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based

Compensation — Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.

We adopted SFAS 123R using the prospective transition method, under which compensation costs recognized during the years ended December 31, 2007 and December 31, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $2.9 million and $3.9 million, respectively.

For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of our common stock, risk-free interest rates, and expected dividend yields of our common stock. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $67,000, $195,000, and $242,000 for the years ended December 31, 2007, 2006, and 2005, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based on the volatility of our future stock price.

Valuation of Investments

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all of our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Recent Accounting Pronouncements

In September 2006 FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations, and cash flows, but do not believe the impact of the adoption will be material.

In February 2007 SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159 was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements, but do not believe the impact of the adoption will be material.

In June 2007 the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 will require us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require us to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of EITF 07-1 on our results of operations, cash flows and financial condition.

Results of Operations for the Years Ended December 31, 2007, 2006, and 2005

Revenue.

Revenue decreased to $20.1 million in 2007 from $36.5 million in 2006. Revenue increased to $36.5 million in 2006 from $349,000 in 2005. The decrease in 2007 was due to decreased milestone revenue, with $8 million of milestone revenue recognized in 2006 and none in 2007, reduced reimbursement revenue from the Wyeth collaboration as a result of the successful transfer of manufacturing activities for TRU-015 from us to Wyeth in 2007, and decreased revenue related to an extension of the recognition period for the up-front fee. These decreases were partially offset by an increase in reimbursable clinical costs related to our Phase 2b clinical trial for TRU-015. Revenue for the year ended December 31, 2007 was comprised of $13.2 million for collaborative research funding and $6.9 million for amortization of the $40 million up-front fee. The $40 million up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period. During the third quarter of 2007, the estimated term of the research and development service period was adjusted from five years to six years and three months. The change in the estimated research and development service period was primarily due to a change in the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth. This change in estimate reduced recognition of the up-front fee during 2007 by $1.1 million. Revenue is expected to decrease in the future due to the revised recognition period for the up-front fee. Our actual revenue, however, could differ materially from anticipated revenue.

The increase in revenue in 2006 compared to 2005 was due to the Wyeth collaboration, which was executed in December 2005. Revenue in the year ended December 31, 2006 was comprised of $20.5 million for collaborative research funding, $8 million for amortization of the $40 million up-front fee and $8 million for a milestone payment.

Research and Development Expenses.

Research and development expenses increased to $36.5 million in 2007 from $33.3 million in 2006 and $15.2 million in 2005. The increase in 2007 was primarily due to increased clinical costs related to our Phase 2b clinical trial for TRU-015, increased personnel-related expenses due to increased headcount, increased outside manufacturing costs related to our TRU-016 product candidate, increased lab supplies to support our research activities and increased facilities costs. These increases were partially offset by lower outside manufacturing costs for TRU-015 due to the successful transfer of manufacturing activities to Wyeth in the first quarter of 2007 and lower non-cash stock-based compensation charges.

The increase in 2006 compared to 2005 was primarily due to increased manufacturing costs to support clinical trials for TRU-015, our lead product candidate, increased personnel-related expenses, increased clinical trial costs related to TRU-015, increased non-cash stock-based compensation charges and an increase in lab supplies to support our research activities. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the related expansion of our research and development organization, advancement of our preclinical programs, and product candidate manufacturing costs.

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

Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Research and preclinical programs	$21,344	$14,856	$7,787
Clinical development programs	15,122	18,453	7,425

Total research and development	$36,466	$33,309	$15,212

Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs increased in 2007 compared to 2006 due to increased personnel-related expenses due to increased headcount, increased lab supplies to support our research activities and increased facilities costs. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities and depreciation. Clinical development program costs decreased in 2007 compared to 2006 due to decreased outside manufacturing costs resulting from the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007. This decrease was partially offset by higher clinical costs related to our Phase 2b clinical trial for TRU-015 and outside manufacturing costs related to our TRU-016 program.

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

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase 2a and 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIPtm product candidates with Wyeth and our TRU-016 product candidate, together with other SMIPtm product candidates that are outside of the collaboration, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.

General and Administrative Expenses.

General and administrative expenses increased to $10.8 million in 2007 from $9.5 million in 2006 from $4.1 million in 2005. The 2007 increase was primarily due to increased personnel-related expenses, increased consulting and outside service fees incurred in support of being a publicly traded company and increased fees related to filings for the protection of our intellectual property offset by decreased non-cash stock-based compensation expenses. The 2006 increase was primarily due to increased non-cash stock-based compensation charges, an increase in fees related to filings for the protection of our intellectual property and increased personnel-related expenses incurred in anticipation of the requirements of operating as a publicly traded company. We expect our general and administrative expenses to remain relatively stable in 2008. Our actual general and administrative expenses, however, could differ materially from those anticipated.

Net Interest Income.

Net interest income increased to $3.8 million in 2007 compared to $2.2 million in 2006 and $278,000 in 2005. The 2007 increase was primarily the result of an increase in our average cash balance in 2007 compared to 2006. The 2006 increase was primarily due to an increase in our average cash balance in 2006 compared to 2005. The increases in our average cash balances in 2007 and 2006 were due to the net proceeds of our initial public offering and concurrent private placement to Wyeth in October 2006 and payments received throughout 2006 and 2007 under our Wyeth collaboration. We expect net interest income to decrease in the future as a result of a declining cash balance.

Income Taxes

We were founded as a limited liability company in the state of Washington in March 1999. We reincorporated in the state of Delaware in October 2002. Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of $29.3 million. We also had federal research and development tax credit carryforwards of $1.4 million. If not utilized, the net operating loss and tax credit carryforwards will expire between 2021 and 2026.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through public and private placements of equity securities, receiving aggregate net proceeds from such sales totaling $109.1 million through December 31, 2007.

In January 2006, we received payment of a $40 million up-front fee in connection with our collaboration agreement with Wyeth. In October 2006, we completed our initial public offering of 4,600,000 shares of common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We also received proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in the concurrent private placement to Wyeth. We have received additional funding from asset-based lease financings and interest earned on investments.

As of December 31, 2007, we had $78.5 million in cash, cash equivalents and short-term investments and a $4.2 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. We have no exposure to auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Operating Activities:  Net cash used in operating activities was $26.4 million for the year ended December 31, 2007 compared to net cash provided by operating activities of $35.1 million for the year ended December 31, 2006. Net cash used in operations during 2007 was primarily due to personnel-related costs, clinical trial costs, legal and professional fees, lab supplies to support our research activities, outside manufacturing costs, facilities costs and administrative costs incurred as a result of being a publicly traded company. Net cash provided by operating activities in 2006 was primarily due to the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs. We expect net cash used in operating expenses to increase in 2008 as we continue to expand our research and clinical activities.

Investing Activities:  Net cash provided by investing activities was $9.1 million for the year ended December 31, 2007. Net cash used in investing activities was $51.9 million for the year ended December 31, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $3.8 million and $8.0 million in the years ended December 31, 2007 and 2006, respectively. We expect to continue to make investments in property and equipment in 2008 as we expand our operations, however, to a lesser extent than in 2007.

Financing Activities:  Net cash provided by financing activities was $2.7 million and $68.5 million in the years ended December 31, 2007 and 2006, respectively. In 2007, financing activities consisted primarily of net proceeds from an equipment financing arrangement of $2.2 million. In 2006, financing activities consisted primarily of net proceeds received from our initial public offering of $52.8 million, net proceeds from our concurrent private placement to Wyeth in October 2006 of $10.4 million, as well as net proceeds from an equipment financing arrangement of $5.2 million.

We entered into a loan and security agreement with Comerica Bank effective September 12, 2006, the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. Interest accrues from the date of each equipment advance and is payable monthly. All equipment advances that were outstanding on September 12, 2007 were payable in 60 equal installments of principal plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance, ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with Comerica Bank. On July 24, 2007, we and Comerica Bank modified the loan and security agreement by entering into a first amendment to loan and security agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of December 31, 2007, we had drawn the full $10 million available on the loan.

The loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. We are in compliance with the covenants associated with the loan and security agreement.

An interest rate swap was entered into with Comerica Bank effective November 15, 2007, which fixed the interest rate on the outstanding principal balance of the Comerica loan at 6.97%. We receive the variable interest rate amount monthly, which is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. Upon entering into this interest rate swap, which expires in September 2012, we designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness. At December 31, 2007, the notional value of the swap was $9.5 million and the fair market value of the interest rate swap was valued at approximately $(129,000), which is included as a non-current liability on our balance sheet.

Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 12 months. The key assumptions underlying this estimate include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels;

•	unexpected costs related to the development of our manufacturing capability will not be material; and

•	the hiring of a number of new employees will be at salary levels consistent with our estimates to support our continued growth during this period.

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:

•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results, and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the cost, timing, and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the hiring of a number of new employees will be at salary levels consistent with our estimates to support our continued growth during this period;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financings, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Our future contractual obligations as of December 31, 2007 were as follows (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Notes payable (including interest)	$11,710	$3,081	$4,898	$3,731	$—
Operating lease obligations	7,920	1,491	2,985	2,952	492

Total	$19,630	$4,572	$7,883	$6,683	$492

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We have no exposure to auction rate securities within our investment portfolio. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We actively monitor changes in interest rates.

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates. Instruments with interest rate risk include investment securities and our interest rate swap instrument. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $0.1 million as of December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page 47.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this annual report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a — 15 (e) and 15d — 15 (e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited Trubion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trubion Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trubion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 financial statements of Trubion Pharmaceuticals, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 12, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part in the sections captioned “Board of Directors,” “Summary of Trubion’s Corporate Governance Guidelines,” “Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 28, 2008, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is contained in the section captioned “Executive Compensation” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 28, 2008, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in part in the sections captioned “Voting Securities and Principal Holders” and “Other Matters — Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 28, 2008, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the sections captioned “Transactions with Related Persons” and “Highlights of Trubion’s Corporate Governance Guidelines” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 28, 2008, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the section captioned “Audit Committee Matters — Independent Auditor Fees” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 28, 2008, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements

The financial statements required by this item are included herein:

(a) 2.  Financial Statement Schedules

None.

(a) 3.  Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation (exhibit 3.1)
3	.2(1)	Amended and Restated Bylaws (exhibit 3.2)
3	.3(8)	Amendment to Amended and Restated Bylaws (exhibit 3.1)
4	.1(2)	Form of common stock certificate (exhibit 4.1)
4	.2(1)	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (exhibit 4.2)
4	.3(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (exhibit 4.3)
10	.1(1)+	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers (exhibit 10.1)
10	.2(1)+	2002 Stock Plan (exhibit 10.2)
10	.3(1)+	Form of Stock Option Agreement under the 2002 Stock Plan (exhibit 10.3)
10	.4(1)+	2002 Equity Incentive Plan (exhibit 10.4)
10	.5(1)+	Form of Stock Option Agreement under the 2002 Equity Incentive Plan (exhibit 10.5)
10	.6(2)+	2006 Equity Incentive Plan (exhibit 10.6)
10	.7(2)+	Form of Stock Option Agreement under the 2006 Equity Incentive Plan (exhibit 10.7)
10	.8(1)	Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated April 28, 2003 (exhibit 10.8)
10	.9(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated December 8, 2004 (exhibit 10.9)
10	.10(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated February 1, 2006 (exhibit 10.10)
10	.11(3)	Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated December 19, 2005 (exhibit 10.11)
10	.12(6)†	Amendment No. 1 to the Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated November 30, 2006 (exhibit 10.12)
10	.13(1)	Common Stock Purchase Agreement between the registrant and Wyeth, dated December 19, 2005 (exhibit 10.12)
10	.14(1)+	Amended and Restated Employment Agreement between the registrant and Peter A. Thompson, M.D., dated March 29, 2006 (exhibit 10.29)
10	.15(1)+	Offer Letter with Michelle Burris, dated January 20, 2006 (exhibit 10.30)
10	.16(1)	Consulting Agreement with Lee R. Brettman, M.D., dated January 1, 2003 (exhibit 10.31)

Exhibit
Number		Description

10	.17(1)	Restricted Stock Purchase Agreement with Lee R. Brettman, M.D., dated January 28, 2004 (exhibit 10.32)
10	.18(1)	Letter from Oxford Finance Corporation, dated April 2, 2003 (exhibit 10.33)
10	.19(1)	Letter from Oxford Finance Corporation, dated November 3, 2004 (exhibit 10.34)
10	.20(1)	Master Security Agreement with Oxford Finance Corporation, dated June 18, 2003 (exhibit 10.35)
10	.21(1)	Form of Oxford Finance Corporation Promissory Note (exhibit 10.36)
10	.22(1)†	Technology and Investment Agreement by and among the registrant, Jeffrey A. Ledbetter, Martha Hayden-Ledbetter and the Pacific Northwest Research Institute, dated December 31, 2001 (exhibit 10.39)
10	.23(4)	Independent Contractor Agreement between the registrant and Martha Hayden-Ledbetter dated May 1, 2004 (exhibit 10.40)
10	.24(5)	Loan and Security Agreement between the registrant and Comerica Bank, dated September 12, 2006 (exhibit 10.38)
10	.26(7)	First Amendment to Loan and Security Agreement between the registrant and Comerica Bank, entered into as of July 24, 2007 (exhibit 10.1)
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of Chief Executive Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Chief Executive Officer and Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(5)	Opposition Brief filed August 8, 2006

*	Filed herewith

(1)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(2)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(3)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 5, 2006 (File No. 333-134709).

(4)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 18, 2006 (File No. 333-134709).

(5)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 22, 2006 (File No. 333-134709).

(6)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2007 (File No. 001-33054).

(7)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2007 (File No. 001-33054).

(8)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007 (File No. 001-33054)

†	Portions of the agreement are subject to confidential treatment

+	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 13, 2008.

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Peter A. Thompson
Peter A. Thompson, M.D., FACP
President, Chief Executive Officer and
Chairman of the Board of Directors

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michelle Burris and Kathleen Deeley, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Thompson Peter A. Thompson, M.D., FACP	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 13, 2008

/s/ Michelle G. Burris Michelle G. Burris	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2008

/s/ Lee R. Brettman Lee R. Brettman	Director	March 13, 2008

/s/ Patrick J. Heron Patrick J. Heron	Director	March 13, 2008

/s/ Anders D. Hove Anders D. Hove, M.D.	Director	March 13, 2008

/s/ Steven Gillis Steven Gillis, Ph.D.	Director	March 13, 2008

Signature	Title	Date

/s/ David A. Mann David A. Mann	Director	March 13, 2008

/s/ Samuel R. Saks Samuel R. Saks	Director	March 13, 2008

/s/ David Schnell David Schnell, M.D.	Director	March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Trubion Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trubion Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007; and the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Seattle, Washington
March 12, 2008

TRUBION PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and par value)

ASSETS
Current assets:
Cash and cash equivalents	$41,827	$56,414
Investments	36,688	49,387
Receivable from collaboration	4,237	4,354
Prepaid expenses	1,224	792

Total current assets	83,976	110,947
Property and equipment, net	11,163	10,334
Other assets	35	113

Total assets	$95,174	$121,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,031	$1,537
Accrued liabilities	3,337	5,666
Accrued compensation	2,022	1,351
Current portion of notes payable	2,426	1,025
Current portion of deferred rent	180	180
Current portion of deferred revenue	5,848	8,000

Total current liabilities	14,844	17,759
Non-current portion of notes payable	7,567	6,708
Non-current portion of deferred rent	315	495
Non-current portion of deferred revenue	19,006	23,778
Interest rate swap liability	129	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at December 31, 2007 and 2006; issued and outstanding — none at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; outstanding — 17,792,170 and 17,554,318 at December 31, 2007 and 2006, respectively	18	18
Additional paid-in capital	120,471	117,061
Deferred stock-based compensation	(294)	(850)
Accumulated other comprehensive income	28	21
Accumulated deficit	(66,910)	(43,596)

Total stockholders’ equity	53,313	72,654

Total liabilities and stockholders’ equity	$95,174	$121,394

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue
Collaboration revenue	$20,148	$36,530	$222
Grant revenue	—	—	127

Total revenue	20,148	36,530	349
Operating expenses:
Research and development*	36,466	33,309	15,212
General and administrative*	10,833	9,473	4,146

Total operating expenses	47,299	42,782	19,358

Loss from operations	(27,151)	(6,252)	(19,009)
Interest income	4,607	2,494	478
Interest expense	(770)	(272)	(200)
Other income (expense)	—	101	(134)

Loss before cumulative effect of change in accounting principle	(23,314)	(3,929)	(18,865)
Cumulative effect of change in accounting principle	—	—	(62)

Net loss	$(23,314)	$(3,929)	$(18,927)

Basic and diluted net loss per share	$(1.32)	$(0.83)	$(23.30)

Shares used in computation of basic and diluted net loss per share	17,688	4,744	812

* Includes non-cash stock-based compensation as follows:
Research and development	$1,476	$2,693	$1,079
General and administrative	2,022	2,553	748

Total non-cash stock-based compensation	$3,498	$5,246	$1,827

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at January 1, 2005	7,918,378	$33,809	925,033	$1	$(211)	$—	$(12)	$(20,740)	$(20,962)
Issuance of common stock upon exercise of stock options	—	—	462,194	—	145	—	—	—	145
Issuance of Series B convertible preferred stock for $4.39 per share, $3 in financing costs	2,733,679	12,000	—	—	(3)	—	—	—	(3)
Issuance of Series B convertible preferred stock warrants issued in connection with issuance of notes payable	—	5	—	—	—	—	—	—	—
Reclassification of convertible preferred stock warrants to liabilities (Note 2)	—	(61)	—	—	—	—	—	—	—
Stock-based compensation to non-employees at fair value	—	—	—	—	836	—	—	—	836
Issuance and vesting of non-employee restricted stock	—	—	7,974	—	4	—	—	—	4
Vesting of employee restricted stock	—	—	—	—	4	—	—	—	4
Issuance of stock options to employees	—	—	—	—	2,582	(2,582)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	991	—	—	991
Unrealized holding gain on available-for-sale securities for the year ended December 31, 2005	—	—	—	—	—	—	10	—	10
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	(18,927)	(18,927)

Comprehensive loss									(18,917)

Balance at December 31, 2005 (carried forward)	10,652,057	$45,753	1,395,201	$1	$3,357	$(1,591)	$(2)	$(39,667)	$(37,902)

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT) — (Continued)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at December 31, 2005 (brought forward)	10,652,057	$45,753	1,395,201	$1	$3,357	$(1,591)	$(2)	$(39,667)	$(37,902)
Issuance of common stock upon exercise of stock options	—	—	93,167	—	94	—	—	—	94
Stock-based compensation to non-employees at fair value	—	—	—	—	834	—	—	—	834
Vesting of non-employee restricted stock	—	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	3,573	—	—	—	3,573
Amortization of deferred stock-based compensation	—	—	—	—	—	530	—	—	530
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(132)	132	—	—	—
Stock option modification	—	—	—	—	230	79	—	—	309
Conversion of preferred stock to common stock	(10,652,057)	(45,753)	10,652,057	11	45,742	—	—	—	45,753
Net exercise of preferred stock warrants into common stock	—	—	13,893	—	181	—	—	—	181
Issuance of common stock for cash in initial public offering, net of offering expenses of $7,020	—	—	4,600,000	5	52,775	—	—	—	52,780
Issuance of common stock for cash in private placement offering	—	—	800,000	1	10,399	—	—	—	10,400
Unrealized holding gain on available-for-sale securities for the year ended December 31, 2006	—	—	—	—	—	—	23	—	23
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(3,929)	(3,929)

Comprehensive loss									(3,906)

Balance at December 31, 2006 (carried forward)	—	$—	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT) — (Continued)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at December 31, 2006 (brought forward)	—	$—	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654
Issuance of common stock upon exercise of stock options	—	—	237,852	—	468	—	—	—	468
Stock-based compensation to non-employees at fair value	—	—	—	—	91	—	—	—	91
Stock-based compensation expense	—	—	—	—	2,881	—	—	—	2,881
Amortization of deferred stock-based compensation	—	—	—	—	—	526	—	—	526
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(30)	30	—	—	—
Change in valuation of interest rate swap liability for the twelve months ended December 31, 2007	—	—	—	—	—	—	(129)	—	(129)
Unrealized holding gain on available-for-sale securities for the year ended December 31, 2007	—	—	—	—	—	—	136	—	136
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(23,314)	(23,314)

Comprehensive loss									(23,307)

Balance at December 31, 2007	—	$—	17,792,170	$18	$120,471	$(294)	$28	$(66,910)	$53,313

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Operating activities
Net loss	$(23,314)	$(3,929)	$(18,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	3,498	5,246	1,827
Depreciation and amortization	2,936	1,534	928
Net amortization of discount on investments	(7)	(366)	(58)
Amortization of debt discount	21	25	17
Revaluation of warrants to fair value	—	(101)	196
Changes in operating assets and liabilities:
Receivable from collaboration	117	35,646	(40,000)
Grant receivable	—	—	294
Prepaid expenses and other assets	(354)	(586)	(13)
Accounts payable	(506)	704	234
Accrued liabilities and compensation	(1,658)	5,071	651
Deferred revenue	(6,924)	(8,000)	39,778
Deferred rent	(180)	(173)	(172)

Net cash provided by (used in) operating activities	(26,371)	35,071	(15,245)
Investing activities
Purchase of property and equipment	(3,765)	(7,970)	(1,515)
Purchase of investments	(81,240)	(95,663)	(18,563)
Sales of investments	4,458	—	—
Maturities of investments	89,624	51,776	23,327

Net cash provided by (used in) investing activities	9,077	(51,857)	3,249
Financing Activities
Proceeds from issuance of notes payable	3,516	6,458	1,401
Payments on notes payable	(1,277)	(1,213)	(889)
Net proceeds from the initial public offering	—	52,780	—
Proceeds from the private placement of common stock to Wyeth	—	10,400	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	11,997
Proceeds from issuance of common stock and exercise of stock options	468	94	148

Net cash provided by financing activities	2,707	68,519	12,657

Net increase (decrease) in cash and cash equivalents	(14,587)	51,733	661
Cash and cash equivalents at beginning of year	56,414	4,681	4,020

Cash and cash equivalents at end of year	$41,827	$56,414	$4,681

Supplemental disclosure information:
Cash paid for interest	$713	$217	$181
Non-cash investing and financing activities:
Issuance of warrants in connection with the issuance of notes payable	$—	$—	$30
Conversion of preferred stock to common stock	$—	$45,753	$—
Net exercise of preferred stock warrants to common stock	$—	$181	$—

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

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune diseases and cancer. Our mission is to develop a variety of customized first-in-class and best-in-class product candidates with optimized safety, efficacy and convenience that we believe may offer improved patient experiences over existing therapies. Our current product candidates are novel single-chain polypeptide protein, or SMIPtm, therapeutics, and are designed using our custom drug assembly technology. These product candidates bind to specific antigen targets on a cell’s surface that have been clinically validated as important in disease management either by existing products or by potential products in clinical trials. We believe our product candidates offer the potential for safer and more effective therapies than existing or other potential products. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to technology and arrangements to provide research and development services for others. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including our lead product candidate, TRU-015. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue. We operate in a single reporting segment; the development of pharmaceutical products on our own behalf, or in collaboration with others.

Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, classification of investments, fair values of assets, income taxes, clinical trial and manufacturing accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Fair Value of Financial Instruments

We carry cash, cash equivalents, investments available-for-sale and interest rate swap agreements at fair value. Our other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with original maturities of 90 days or less from date of purchase to be cash equivalents. Cash equivalents consist of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers, and money market funds, which are carried at market value.

We classify our investment portfolio as available-for-sale. Available-for sale securities are carried at estimated fair value, with the unrealized gains and losses, if any, reported in stockholders’ equity (deficit) and

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

included in accumulated other comprehensive income (loss). We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Deferred Rent

Lease incentives, including rent holidays and tenant improvement allowances provided by lessors, and rent escalation provisions are accrued as deferred rent. We recognize rent expense on a straight-line basis over the term of the lease. The related benefits are included in research and development expense or general and administrative expense based on the nature of the related expense.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Research and Development

In accordance with SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred or at the date payment of non-refundable fees and milestone payments become due, whichever occurs first. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs, and professional service providers.

We estimate our preclinical study, clinical trial and manufacturing accrued expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as incurred or at the date payment of non-refundable fees and milestone payments become due, whichever occurs first. Preclinical study, clinical trial and manufacturing expenses include the following:

•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to clinical research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.

We record accruals for these preclinical study, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed immediately. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may,

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.

In June 2007 the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, requires that all derivatives are recorded on the balance sheet at fair value. Our objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure. We have designated our interest rate swap as a cash flow hedge on our $9.5 million note payable with Comerica Bank. For a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings. As there were no differences between the critical terms of the interest rate swap and the hedged debt obligations we applied the “Short Cut Method”, as defined in SFAS 133, and assumed no ineffectiveness in the hedging relationship. Interest expense on the note payable is adjusted to include the payment made or received under the interest rate swap agreement.

Income Taxes

We account for income taxes under the liability method in accordance with the provision of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

In June 2006 FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

We adopted FIN 48 effective January 1, 2007. During the twelve months ended December 31, 2007, and at the date of adoption of FIN 48, we had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of FIN 48 did not result in a cumulative accounting adjustment and did not impact our financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, we will classify any interest and penalties as a component of tax expense. To date there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to audit by the Internal Revenue Service for all years since inception.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. Total comprehensive income (loss) for all other periods presented has been disclosed in the statements of stockholders’ equity.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Net unrealized gains on securities available-for-sale	$157	$21
Net unrealized losses on cash flow hedges	(129)	—

Accumulated other comprehensive income	$28	$21

Stock-Based Compensation

On January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), under the prospective method which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. As a result of the adoption of FAS 123R, our net loss increased by approximately $1.4 million or $0.29 per basic and diluted share in the year ended December 31, 2006. Through December 31, 2005, we accounted for employee stock options using the minimum-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized compensation expense only for options that had an exercise price below the fair market value at the date of grant. Also, through December 31, 2005, we had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS 148”).

We account for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS 123 and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). We believe that the fair value of the stock options is more readily measurable than the fair value of the services rendered. The stock compensation costs of these options granted to non-employees are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 123, as amended by SFAS 148, we have provided below pro forma disclosures of the effect on net loss as if SFAS 123 had been applied in measuring employee compensation expense for the year ended December 31, 2005.

Year Ended
December 31,
2005
(In thousands,
except per
share data)

Net loss, as reported	$(18,927)
Add back: stock-based employee compensation expense included in net loss	991
Deduct: stock-based employee compensation expense determined under the fair value method	(1,106)

Pro forma net loss	$(19,042)

Basic and diluted net loss per share, as reported	$(23.30)

Pro forma basic and diluted net loss per share	$(23.44)

The fair value of these employee options was estimated at the date of grant using the Black-Scholes option pricing model under the minimum value method with the following weighted-average assumptions:

Year Ended
December 31,
2005

Risk-free interest rate	4.35%
Weighted-average expected life (in years)	4.87
Expected dividend yield	0%
Expected volatility rate	0%
Weighted-average estimated fair value of employee options	$7.15

Concentration of Credit Risk

Financial instruments that subject us to potential credit risk consist of cash, cash equivalents and investments. Our cash, cash equivalents and investments are placed with high credit-quality financial institutions and issuers. We believe that our established guidelines for investment of excess cash maintain safety and liquidity through policies on diversification and investment maturity.

Major Customers

Wyeth accounted for 100% of our collaboration revenue in the years ended December 31, 2007, 2006 and 2005. Cash received from Wyeth was $13.3 million and $64.2 million in the years ended December 31, 2007 and 2006, respectively.

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under Statement 150, the freestanding warrants that were related to our convertible preferred stock were classified as liabilities on the balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other expense. In October 2006, the warrants were exercised in full in connection with our initial public offering on a “net exercise” basis, which resulted in us issuing 13,893 share of common stock to the warrant holder.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006 FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations, and cash flows, but do not believe the impact of the adoption will be material.

In February 2007 SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements, but do not believe the impact of the adoption will be material.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 will require us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require us to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of EITF 07-1 on our results of operations, cash flows and financial condition.

Reclassifications

We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications related to the non-cash amortization of discount on investments from investing activities and operating activities and the presentation of cash flows from the purchase and maturity on investments within investing activities. For the years ended December 31, 2006 and 2005, this reclassification had an immaterial impact on cash used in operating activities and cash used in investing activities and also reduced both purchases and maturities of investments. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.

2.	Cumulative Effect of Change in Accounting Principle

On June 29, 2005 the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). This Staff Position affirms that freestanding warrants are subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under Statement 150, the freestanding warrants that were related to our convertible preferred stock were liabilities that should be recorded at fair value. As discussed in Note 10, we previously accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF 96-18. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $196,000, or $0.24 per share. The impact consists of a $62,000 charge for the cumulative effect upon adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date,

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and $134,000 of additional expense that has been recorded in other expense to reflect the increase in the estimated fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006 we recorded $101,000 of other income to reflect the estimated decrease in fair value between January 1, 2006 and October 17, 2006.

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Year Ended December 31,
	2007	2006	2005

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.32)	$(0.83)	$(23.22)
Cumulative effect of change in accounting principle	—	—	(0.08)

Net loss	$(1.32)	$(0.83)	$(23.30)

Shares used in computing basic and diluted net loss per common share (in thousands)	17,688	4,744	812

The pro forma effect of the adoption of Statement 150 on our results of operations for 2005, if applied retroactively, assuming Statement 150 had been adopted in that year, has not been disclosed, as these amounts would not be materially different from the reported amounts.

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

	As of December 31,
	2007	2006	2005

Stock options	1,551,968	1,587,626	974,151
Warrants to purchase convertible preferred stock	—	—	20,353
Common shares subject to repurchase	—	1,730	96,108
Convertible preferred stock	—	—	10,652,057

	1,551,968	1,589,356	11,742,669

4.	Collaboration Agreement

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other SMIPtm product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets, which replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others SMIPtm product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, the agreement will remain in effect on a

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, 10 years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. The agreement provides that we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. Wyeth’s financial obligations to us also include collaborative research funding commitments of up to $9 million in exchange for a commitment by us to provide an agreed-upon number of full-time employees per year to provide services in furtherance of the research program, which amount is subject to a decrease if the research program is terminated early, or an increase if such program is extended as well as annual increases pursuant to percentage changes in the Consumer Price Index.

Wyeth’s financial obligations also include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. In addition, we will receive royalty payments on future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2007, the estimated term of the research and development service period was adjusted from five years to six years and three months. The change in the estimated research and development service period was primarily due a change in the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth. This change in estimate reduced recognition of the up-front fee during 2007 by $1.1 million. Revenue is expected to decrease in the future due to the revised recognition period for the up-front fee.

During the year ended December 31, 2007, 2006, and 2005, we recognized revenue of $20.1 million, $36.5 million, and $222,000, respectively, for research and development services pursuant to our Wyeth collaboration. The $20.1 million recognized in the year ended December 31, 2007 is comprised of $6.9 million for amortization of the $40 million up-front fee received from Wyeth and $13.2 million for collaborative research funding from the Wyeth collaboration. The $36.5 million recognized in the year ended December 31, 2006 is comprised of $8 million for the amortization of the $40 million up-front fee received from Wyeth, $20.5 million for collaborative research finding from the Wyeth collaboration, and $8 million for a milestone.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Investments

We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at December 31, 2007 and 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2007	Cost	Gains	Losses	Market Value

Corporate debt securities	$38,026	$158	$(1)	$38,183
Money market funds	36,654	—	—	36,654

Total	74,680	158	(1)	74,837
Less: cash equivalents	(38,149)	—	—	(38,149)

Amounts classified as investments	$36,531	$158	$(1)	$36,688

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2006	Cost	Gains	Losses	Market Value

Corporate debt securities	$60,549	$26	$(5)	$60,570
Money market funds	39,040	—	—	39,040

Total	99,589	26	(5)	99,610
Less: cash equivalents	(50,223)	—	—	(50,223)

Amounts classified as investments	$49,366	$26	$(5)	$49,387

The estimated fair market value amounts have been determined using available market information. At December 31, 2007 and 2006, all marketable securities had remaining maturities of twelve months or less. Unrealized gains and losses on available-for-sale securities were reported as a component of stockholders’ equity. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Lab equipment	$8,874	$6,053
Leasehold improvements	6,528	6,385
Computer equipment and software	990	711
Furniture and fixtures	447	359
Construction in progress	638	204

	17,477	13,712
Accumulated depreciation and amortization	(6,314)	(3,378)

	$11,163	$10,334

Property and equipment included equipment acquired under equipment financing agreements of $14.1 million and $10.6 million at December 31, 2007 and 2006, respectively. Accumulated depreciation related to assets under

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the equipment financing agreements was $5.0 million and $2.4 million at December 31, 2007 and 2006, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Accrued clinical trials	$1,553	$1,994
Accrued professional fees	941	576
Accrued manufacturing	83	1,583
Leasehold improvements	32	442
Other	728	1,071

	$3,337	$5,666

8.	Notes Payable and Interest Rate Swap — Equipment Financing Arrangements

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

The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance, ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with Comerica Bank. On July 24, 2007 we and Comerica Bank modified the Loan and Security Agreement by entering into a First Amendment to Loan and Security Agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of December 31, 2007 we had drawn the full $10 million available on the loan.

The Loan and Security Agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The Loan and Security Agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends and make investments. The Loan and Security Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events. We are in compliance with the covenants associated with the Loan and Security Agreement.

An interest rate swap was entered into with Comerica Bank effective November 15, 2007, which fixed the interest rate on the outstanding principal balance of the Comerica loan at 6.97%. We receive monthly the variable interest rate amount which is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. Upon entering into this interest rate swap, which expires September 2012, we designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness. At December 31, 2007, the notional value of the swap was $9.5 million and the fair market value of the interest rate swap was valued at approximately $(129,000), which is included as a long term liability on our balance sheet.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2005, 2004, and 2003, we entered into various equipment financing arrangements with a lender, each of which is secured by the underlying equipment financed through the arrangement. The credit facilities bear interest at annual rates between 8.83% and 9.67% and are payable in monthly installments ranging from 36 to 42 months. In conjunction with these financing arrangements, we were obligated to issue warrants to purchase convertible preferred stock equal to 2% of the first $1 million, 3% of the second $1.7 million and 1% of the third $2.0 million of the actual loan amount using an exercise price equal to the most recent convertible preferred stock round price per share. In November 2006, the warrants were exercised in full in connection with our initial public offering on a “net exercise” basis, which resulted in us issuing 13,893 shares of common stock to the warrant holder (see Note 10 for additional information). Warrants are recorded as debt issuance costs based on the relative estimated fair value. Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest rate method.

As of December 31, 2007 and 2006, we financed $14.1 million and $10.6 million, respectively, of equipment purchased under the lender credit facilities. As of December 31, 2007 we had no credit facilities available to us. Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest rate method.

The future principal payments due under the equipment financing arrangements were as follows as of December 31, 2007 (in thousands):

Notes
Payable

Year ending December 31, 2008	$2,434
2009	2,092
2010	2,000
2011	2,000
2012	1,500

Total payments	$10,026

9.	Commitments and Contingencies

Operating Lease Commitments

We lease office and laboratory space under one operating lease agreement, which expires on April 30, 2013. Under the lease, we have two options to extend the term of the lease, each for an additional term of five years at the then fair market value of the leased premises. On February 2, 2007 we entered into a lease to add an additional 3,067 square feet of space in the same building it currently leases space effective February 1, 2007 and expiring April 30, 2013. The impact of this additional commitment is an increase in operating expenses of approximately $65,000 per year. We also entered into operating lease obligations through August 2010 for certain office equipment.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under these leases as of December 31, 2007, were as follows (in thousands):

Operating
Leases

Year ending December 31, 2008	$1,491
2009	1,495
2010	1,490
2011	1,476
2012	1,476
Thereafter	492

Total minimum lease payments	$7,920

Rent expense was $1.3 million, $1.1 million and $778,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We have a facilities lease for our headquarters in Seattle, Washington. We took occupancy in June 2003 and from June through September 2003 we had a rent-free period. We did not make monthly rent payments until October 2003. Accordingly, we recorded rent expense and accrued a liability for deferred rent of $242,000 in 2003 based upon the ratable recognition of total rent payments under this lease over the total time of occupancy, including the months for which we did not pay rent. During 2003 the lessor provided us with a $1 million reimbursement for tenant improvements to our lab space. This lease incentive is recorded as deferred rent and recognized as a reduction of research and development expense on a straight-line basis over the lease term.

Manufacturing Commitments

We have entered into agreements with Lonza Biologics and related entities for certain license rights related to Lonza’s manufacturing technology, and research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions.

Guarantees and Indemnifications

In November 2002 the FASB issued FASB Interpretation No. 45, (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

We, as permitted under Delaware law and in accordance with its bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2007.

We have certain agreements with certain research organizations with which it does business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. We also accrue for estimated incurred but unidentified indemnification issues based on

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

10.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

As of December 31, 2007 and 2006 we had 5,000,000 shares, $0.001 par value, of authorized preferred stock. Our board of directors has the authority, without further action by the stockholders, to issue from time to time preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms. In connection with our initial public offering all shares of convertible preferred stock were converted to common stock. No preferred stock was issued or outstanding as of December 31, 2007 and 2006.

Common Stock

As of December 31, 2007 and 2006, we had 150,000,000 shares of authorized common stock. As of December 31, 2007 and 2006, respectively, we had 17,792,170 and 17,554,318 shares of common stock outstanding.

In October 2006 we completed our initial public offering of 4,600,000 shares of our common stock at a public offering price of $13 per share. Net cash proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of our shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 10,652,057 shares of common stock. In October 2006, we also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in cash proceeds of $10.4 million.

Reverse Stock Split

On October 12, 2006 our Board of Directors and stockholders approved a 6.271-to-1 reverse stock split. A Certificate of Amendment to our Amended and Restated Certificate of Incorporation was filed on October 12, 2006 effecting the 6.271-to-1 reverse stock split. All common and convertible preferred stock share and per-share data included in these financial statements have been retroactively restated to reflect the 6.271-to-1 reverse stock split.

Exercise of Warrants

In 2003 and 2004, in connection with an equipment financing arrangement, we issued an immediately exercisable and fully vested series of warrants to purchase 17,163 shares of Series A Preferred Stock at a per share price of $4.08. In 2005, in connection with an equipment financing arrangement, we issued an immediately exercisable and fully vested series of warrants to purchase 3,190 shares of Series B Preferred Stock at a per share price of $4.39. In November 2006, the warrants were exercised in full in connection with our initial public offering on a “net exercise” basis, which resulted in the issuance of 13,893 share of common stock to the warrant holder.

Equity Incentive Plans

In September 2006 our Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan is intended to serve as the successor equity incentive program to our 2002 Stock Plan and

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2002 Equity Incentive Plan. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2006 Plan became effective upon the completion of our initial public offering, at which time options could no longer be granted under the 2002 Stock Plan and the 2002 Equity Incentive Plan. A total of 437,500 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of common stock available for issuance under the 2002 Stock Plan and the 2002 Equity Incentive Plan. Also, any shares returned to the 2002 Stock Plan and the 2002 Equity Incentive Plans as a result of termination of options or repurchase of shares will be included in the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance may be increased by an amount equal to the lesser of: (i) 1,500,000 shares; (ii) 5% of the outstanding shares of our common stock on the first day of each fiscal year; or (iii) such other amount as our board of directors may determine. On January 1, 2008, the number of shares available for issuance under the 2006 Plan increased by 889,608 shares.

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the estimated fair value at December 31, 2007 of $10.00 per share (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available	Options	Price per	Life	Intrinsic
	for Grant	Granted	Share	(In Years)	Value

Balance at January 1, 2005	447,071	1,049,896	0.32
Granted at less than fair value	(386,537)	386,537	1.13
Exercised	—	(462,194)	0.32
Cancelled	88	(88)	0.32

Balance at December 31, 2005	60,622	974,151	0.63
Authorized increase in Plan	1,136,542	—	—
Granted at less than fair value	(652,102)	652,102	6.94
Granted at fair value	(73,700)	73,700	16.45
Exercised	—	(93,167)	1.00
Cancelled	19,160	(19,160)	2.55

Balance at December 31, 2006	490,522	1,587,626	$3.90

Authorized increase in Plan	877,716	—	—
Granted at fair value	(237,000)	237,000	18.55
Exercised	—	(237,852)	1.97
Cancelled	34,806	(34,806)	5.79

Balance at December 31, 2007	1,166,044	1,551,968	$6.39	7.44	$8,106

Vested and expected to vest at December 31, 2007	—	1,486,343	$6.12	7.63	$7,984
Exercisable at December 31, 2007	—	924,978	$3.18	7.09	$6,484

During the years ended December 31, 2007 and 2006, the total intrinsic value of stock options exercised was $3.8 million and $1.5 million, respectively. The total fair value of shares vested during 2007 and 2006 was approximately $2.0 million and $1.6 million, respectively.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

We issued 15,947 shares of restricted stock in 2004 at a weighted average fair value of $0.31 per share. In addition, we issued 7,974 shares of restricted stock in 2005 at a weighted-average fair value of $5.39 per share.

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the fair value at December 31, 2007 of $10.00 per share (aggregate intrinsic value in thousands):

	Options Outstanding
		Weighted-Average
		Remaining
		Contractual		Options Exercisable
	Number of	Life	Aggregate	Number of	Aggregate
Exercise Price per Share	Shares	(In Years)	Intrinsic Value	Shares	Intrinsic Value

$0.07	91,532	4.74	$910	91,532	$910
$0.32	498,577	6.19	4,829	414,521	4,015
$2.70	90,749	7.61	663	77,501	566
$6.53	454,867	7.93	1,582	270,762	942
$8.35 — $21.43	416,243	8.96	122	70,662	51

$0.07 — $21.43	1,551,968	7.44	$8,106	924,978	$6,484

The following is a summary of restricted stock award activity:

Outstanding
Stock
Awards

Balance at January 1, 2005	222,482
Units granted	7,974
Units vested	(134,348)

Balance at December 31, 2005	96,108
Units granted	—
Units vested	(94,378)

Balance at December 31, 2006	1,730
Units granted	—
Units vested	(1,730)

Balance at December 31, 2007	—

Employee Stock-Based Compensation

The components of the stock-based compensation recognized in our statements of operations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31, 2007
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$261	$526
Employee stock options granted on or subsequent to January 1, 2006	1,748	1,133	2,881
Non-employee stock options	9	82	91

	$2,022	$1,476	$3,498

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$264	$529
Employee stock options granted on or subsequent to January 1, 2006	2,218	1,665	3,883
Non-employee stock options	70	764	834

	$2,553	$2,693	$5,246

	Year Ended December 31, 2005
	G&A	R&D	Total

Employee stock options	$554	$437	$991
Non-employee stock options	194	642	836

	$748	$1,079	$1,827

In December 2004 the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all future share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and was effective beginning January 1, 2006.

Employee Stock Options Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We recorded the total value of these options as a component of stockholders’ equity, which has been amortized over the vesting period of the applicable option on a straight line basis. As of December 31, 2007 the expected future amortization of expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

2008	258
2009	36

$294

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

As stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. We chose the straight-line method of allocating compensation cost

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

under SFAS 123R. We also chose to continue utilizing the Black-Scholes model as our chosen option-pricing model.

In regards to the calculation of expected term, we chose to utilize the “simplified” method for “plain vanilla” options as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. We have utilized the simplified method for estimating the expected term due to lack of historical exercise activity.

For the calculation of expected volatility, we based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available and the historical volatility of our stock. We used the following factors to identify similar public entities: industry, stage of life cycle and the existence of at least one significant partnership. The result of the adoption of SFAS 123R was an increase in the value of estimated non-cash stock-based compensation reflected in our Statements of Operations in the years ended December 31, 2007 and 2006.

The fair value of each employee option grant in the years ended December 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Risk-free interest rate	3.78%-4.78%	4.57%-5.04%
Weighted-average expected life (in years)	6.14	6.00
Expected dividend yield	0%	0%
Expected volatility rate	65%-75%	75%
Weighted-average estimated fair value of employee options	$12.87	$15.39

In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $2.9 million and $3.9 million, respectively. Of the $2.9 million recognized in the year ended December 31, 2007, $1.1 million was included in research and development expense and $1.8 million was included in general and administrative expense. Of the $3.9 million recognized in the year ended December 31, 2006, $1.7 million was included in research and development expense and $2.2 million was included in general and administrative expense. The $3.9 million of expense recognized in the year ended December 31, 2006 included $309,000 related to the accelerated vesting of options in the first quarter of 2006. As of December 31, 2007 total compensation related to nonvested employee options not yet recognized in the financial statements was approximately $6.4 million, and the weighted-average period over which it is expected to be recognized is approximately 2.2 years. We recorded no tax benefit related to these options during the year ended December 31, 2007 since we currently maintain a full valuation allowance on all deferred tax assets.

Non-employee Stock-Based Compensation

We account for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS 123, as amended by SFAS 148 and EITF 96-18. We believe that the fair value of the stock options is more readily measurable than the fair value of the services rendered. The stock compensation costs of these options granted to non-employees are estimated using the Black-Scholes valuation model and re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of its common stock, risk free interest rates and expected dividend yields of its

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

common stock. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

During 2007, 28,754 stock options at exercise prices between $0.32 and $6.53 per share were remeasured with estimated Black-Scholes fair values between of $4.79 and $9.71 per share due to an employee changing status to a non-employee. During 2006, we granted 9,571 options to non-employees to purchase shares of common stock, at an exercise price of $8.34 per share and an estimated Black-Scholes fair value of $15.90 per share. During 2005, we granted 14,354 options to non-employees to purchase shares of common stock, at an exercise price of $2.70 per share and an estimated Black-Scholes fair value of $18.21 per share.

We valued the non-employee stock options granted during 2007, 2006 and 2005 using the Black-Scholes valuation model, using a volatility rate between 65% and 100%, an expected life of one to ten years, an expected dividend yield of 0% and a risk-free interest rate ranging from 3.97% to 5.03%. Stock-based compensation expense associated with these non-employee options was $67,000, $195,000, and $242,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Stock-based compensation expense related to restricted stock awards granted to members of our Scientific Advisory Board was $24,000, $129,000, and $102,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Compensation expense is recorded using straight-line amortization in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In addition, we issued shares of common stock to certain of its founders who act as consultants to us. These shares are subject to repurchase rights by us that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. These shares were fully vested as of December 31, 2007. During the years ended December 31, 2006 and 2005, we recorded expense of $510,000 and $492,000, respectively, related to these shares. No expense was recorded during the year ended December 31, 2007.

11.	401(k) Plan

We sponsor a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 100% of eligible compensation on a pretax basis. Pursuant to the 401(k) Plan, we do not match any employee contributions.

12.	Income Taxes

At December 31, 200, we had a net operating loss and research and development (“R&D”) tax credit carryforwards of approximately $29.3 million and $1.4 million, respectively. If not utilized, the net operating loss and R&D tax credit carryforwards expire between 2021 and 2026. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to its deferred tax assets due to the uncertainty of realizing the benefits of the assets. The increase in the valuation allowance on the deferred tax asset was approximately $8.3 million and $200,000 for 2007 and 2006, respectively.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets
Net operating loss carryforwards	$10,253	$1,068
Deferred revenue	8,699	11,122
Stock compensation	888	607
R&D tax credit carryforwards	1,445	643
Other current assets and liabilities (net)	265	124
Other non-current assets and liabilities (net)	627	324
Less: Valuation allowance	(22,177)	(13,888)

Net deferred tax asset (liability)	$—	$—

13.	Related Party Transactions

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of its lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. In connection with the agreement, Wyeth purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. During 2007 and 2006, we recognized as revenue $20.1 million and $36.5 million, respectively, for research and development services pursuant to our Wyeth collaboration. As of December 31, 2007, Wyeth owed us $4.2 for research and development services.

In 2003 we entered into a consulting agreement with Dr. Lee Brettman, a member of our board of directors, pursuant to which he provides, among other things, advisory services with respect to our clinical development planning, implementation and research and development prioritization. In connection with the consulting agreement, on January 28, 2004, Dr. Brettman purchased 15,947 shares of restricted common stock at the estimated fair market value. We have a repurchase right with respect to the shares. The repurchase right lapsed 25% on the date of the purchase with the remainder over the service period of three years. The repurchase rights were fully lapsed at December 31, 2007. During 2007, 2006, and 2005, we recorded $7,000, $70,000, and $33,000, respectively, in stock-based compensation related to this consulting agreement.

In 2002, as amended in 2004, we entered into a consulting agreement with Dr. Martha Hayden-Ledbetter, one of our co-founders and stockholders. Dr. Hayden-Ledbetter has provided scientific consulting services to us since inception through June 2007. In 2001, Dr. Hayden-Ledbetter purchased 155,479 shares of restricted stock. In 2002, the purchase agreement was amended to restrict the shares with a three-year ratable vesting period. This resulted in restricted stock compensation expense of $227,000 in 2005. No stock expense was recorded in 2006 and 2007 related to these shares. During 2007, 2006 and 2005 we paid $50,000, $100,000 and $100,000, respectively, for Dr. Hayden-Ledbetter’s consulting services. As of December 31, 2007 and 2006, no amounts were payable under the agreement.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2007 and 2006 (in thousands, except per share and share amounts):

	March 31,	June 30,	September 30,	December 31,

2007
Revenue	$4,835	$4,980	$4,635 (1)	$5,698
Total operating expenses	10,946	13,452	11,455	11,446
Loss from operations	(6,111)	(8,472)	(6,820)	(5,748)
Net loss	(5,019)	(7,455)	(5,913)	(4,927)
Basic and diluted net loss per share	(0.29)	(0.42)	(0.33)	(0.28)
2006
Revenue	$5,818	$7,818	$16,539	$6,355
Total operating expenses	8,588	10,362	11,602	12,230
Income (loss) from operations	(2,770)	(2,544)	4,937	(5,875)
Net income (loss)	(2,387)	(2,132)	5,390	(4,800)
Basic net income (loss) per share(2,3)	(1.80)	(1.55)	3.79	(0.33)
Diluted net income (loss) per share(2,3)	(1.80)	(1.55)	0.40	(0.33)

(1)	Reflects the impact of $8 million of revenue recognized in the third quarter of 2006 upon the achievement of a milestone under the Wyeth agreement.

(2)	Reflects the impact of the conversion of 10,652,057 shares of convertible preferred stock into common stock upon the closing of the initial public offering in October 2006.

(3)	The sum of net income (loss) per share by quarter may not equal net income (loss) per share for the year due to changes in average share calculations and the dilutive impact of securities in an interim period with net income. This is in accordance with prescribed reporting requirements.