Form 10-Q
period 2008-03-31
Trubion Pharmaceuticals, Inc
filed 2008-05-08
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2008 was 17,851,589.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,233	$41,827
Investments	52,851	36,688
Receivable from collaboration	2,876	4,237
Prepaid expenses	942	1,224

Total current assets	75,902	83,974
Property and equipment, net	10,985	11,163
Other assets	27	35

Total assets	$86,914	$95,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$1,031
Accrued liabilities	3,525	3,337
Accrued compensation	1,265	2,022
Current portion of notes payable	2,325	2,426
Current portion of deferred rent	180	180
Current portion of deferred revenue	5,848	5,848

Total current liabilities	13,626	14,844
Non-current portion of notes payable	7,024	7,567
Non-current portion of deferred rent	270	315
Non-current portion of deferred revenue	17,544	19,006
Interest rate swap liability	363	129

Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at March 31, 2008 and December 31, 2007; issued and outstanding — none at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at March 31, 2008 and December 31, 2007; issued and outstanding — 17,834,226 at March 31, 2008 and 17,792,170 at December 31, 2007	18	18
Additional paid-in capital	121,253	120,471
Deferred stock-based compensation	(189)	(294)
Accumulated other comprehensive income (loss)	(117)	28
Accumulated deficit	(72,878)	(66,910)

Total stockholders’ equity	48,087	53,313

Total liabilities and stockholders’ equity	$86,914	$95,174

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Collaboration revenue	$3,963	$4,835
Operating expenses:
Research and development	7,515	8,591
General and administrative	2,973	2,355

Total operating expenses	10,488	10,946

Loss from operations	(6,525)	(6,111)
Interest income	735	1,257
Interest expense	(178)	(165)

Net loss	$(5,968)	$(5,019)

Basic and diluted net loss per share	$(0.33)	$(0.29)

Shares used in computation of basic and diluted net loss per share	17,831	17,566

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(5,968)	$(5,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	862	803
Net amortization of discount on investments	(139)	(186)
Depreciation and amortization expense	810	671
Amortization of debt discount	4	6
Changes in operating assets and liabilities:
Receivable from collaboration	1,361	911
Prepaid expenses and other assets	290	37
Accounts payable	(548)	(639)
Accrued liabilities and compensation	(569)	(1,159)
Deferred revenue	(1,462)	(2,000)
Deferred rent	(45)	(45)

Net cash used in operating activities	(5,404)	(6,620)

Investing activities:
Purchases of property and equipment	(632)	(2,263)
Purchases of investments	(29,021)	(10,017)
Maturities of investments	13,086	16,183

Net cash provided by (used in) investing activities	(16,567)	3,903

Financing activities:
Proceeds from issuance of notes payable	—	1,516
Payments on notes payable	(648)	(236)
Proceeds from exercise of stock options	25	26

Net cash provided by (used in) financing activities	(623)	1,306

Net decrease in cash and cash equivalents	(22,594)	(1,411)
Cash and cash equivalents at beginning of period	41,827	56,414

Cash and cash equivalents at end of period	$19,233	$55,003

Supplemental disclosure information:
Cash paid for interest	$140	$158
See accompanying notes

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
          The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information.
          The accompanying unaudited financial statements and notes to financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our annual report on Form 10-K for the year ended December 31, 2007, or the 2007 Form 10-K.
Use of Estimates
          Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, classification of investments, fair values of assets, income taxes, clinical trial, manufacturing and legal accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
Reclassifications
          We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications related to the non-cash amortization of discount on investments from investing activities and operating activities and the presentation of cash flows from the purchase and maturity on investments within investing activities. For the quarter ended March 31, 2007 this reclassification had an immaterial impact on cash used in operating activities and cash used in investing activities and also reduced both purchases and maturities of investments. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.
Adoption of Standards
          In September 2006 the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the portion of the pronouncement covered by the deferral.
          In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We adopted the provisions of SFAS 159 effective January 1, 2008 without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value. Thus there was no impact to our results or operations or financial condition upon adoption.

          In June 2007 the Emerging Issues Task Force, or EITF, reach a final consensus on EITF issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. Effective January 1, 2008, we adopted EITF 07-3. The adoption did not have a material impact on our results or operations or financial condition.
2. Fair Value Measurements
          We currently measure and record equivalents, investment securities considered available-for-sale and an interest rate swap at fair value in the accompanying financial statements cash. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 — Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
          In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,586	$—	$—	$15,586
U.S. Treasury securities	1,249	—	—	1,249
Corporate debt securities	—	54,848	—	54,848

Total	$16,835	$54,848	$—	$71,683

Liabilities:
Interest rate swap	—	363	—	363

Total	$—	$363	$—	$363

          Unrealized gains and losses on cash equivalents, available for sale securities, and our interest rate swap are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. There were no realized gains or losses on cash equivalents, available for sale securities, or our interest rate swap during the three months ended March 31, 2008 and 2007.
          SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 31, 2008, no assets or liabilities are currently measured at fair value on a nonrecurring basis.
3. Net Loss per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the three months ended March 31, 2008 and 2007, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following (in thousands):

	As of March 31,
	2008	2007
Stock options	2,115	1,588
Common shares subject to repurchase	—	1

	2,115	1,589

4. Collaboration Agreement
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets. These replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement Wyeth paid us a $40 million non-refundable, non-creditable up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. Under the agreement we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations to us include collaborative research funding commitments of $9 million in exchange for such committed research and development services. This $9 million is subject to an increase if the service period is extended beyond three years as well as annual increases pursuant to percentage changes in the Consumer Price Index, or CPI.
     In addition, Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth’s financial obligations also include payments of up to $250 million based on regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2007, the estimated term of the research and development service period was adjusted from five years to six years and three months. The change in the estimated research and development service period was primarily due to a change in the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth. Revenue is expected to decrease in future periods due to the revised recognition period for the up-front fee.
     During the three months ended March 31, 2008 and 2007, we recognized as revenue $4.0 million and $4.8 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $4.0 million recognized in the three months ended March 31, 2008 is comprised of $1.5 million for amortization of the $40 million up-front fee received from Wyeth and $2.5 million for collaborative research funding from the Wyeth collaboration. The $4.8 million recognized in the three months ended March 31, 2007 is comprised of $2.0 million for amortization of the $40 million up-front fee received from Wyeth and $2.8 million for collaborative research funding from the Wyeth collaboration.

5. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Lab equipment	$9,964	$8,874
Leasehold improvements	6,607	6,528
Computer equipment and software	1,045	990
Furniture and fixtures	447	447
Construction in progress	46	638

	18,109	17,477
Accumulated depreciation and amortization	(7,124)	(6,314)

	$10,985	$11,163

6. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accrued clinical trials	$1,773	$1,553
Accrued professional fees	1,194	941
Other	558	843

	$3,525	$3,337

7. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss at March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(5,968)	$(5,019)
Net unrealized gains (losses) on securities available-for-sale	89	(8)
Net unrealized losses on cash flow hedges	(234)	—

Comprehensive loss	$(6,113)	$(5,027)

8. Commitments
     We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of March 31, 2008, we had committed to purchase $1.8 million of manufacturing services from Lonza in 2009. If we terminate our agreement with Lonza without providing adequate notice to Lonza under the agreement, we may incur cancellation fees.

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
Overview
     We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, that target specific antigens on B cells such as CD20 and CD37, and are designed using our custom drug assembly technology.
     Our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including TRU-015. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing has commenced. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens administered to patients with active seropositive RA on a background of methotrexate. This study has been designed in a way that we believe could be supportive of a registration package with the Federal Drug Administration, or FDA.
     In collaboration with us, Wyeth is also developing SBI-087 and other CD20-directed products. Our next generation CD20-directed product candidate, SBI-087 for RA builds on our and Wyeth’s clinical experience with our lead compound, TRU-015, and is based on our SMIPtm technology. Our partner, Wyeth, has filed an investigational new drug, or IND, application for a Phase I study of SBI-087 for RA, and patient dosing has commenced. In addition to RA, Wyeth intends to pursue clinical evaluation of SBI-087 in Systemic Lupus Erythematosus, or SLE, and an IND filing is expected in the second half of 2008.
     Our proprietary product candidate, TRU-016, is a novel CD37-targeted therapy for the treatment of B-cell malignancies, such as chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets. These replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.

     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement we are to provide research and development services for the three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations include collaborative research funding commitments of $9 million in exchange for such committed research and development services. This $9 million is subject to an increase if the service period is extended beyond three years as well as annual increases pursuant to percentage changes in the Consumer Price Index, or CPI.
     In addition, Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth is also obligated to make payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments in the event of future licensed product sales. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     Assuming TRU-015 and other product candidates under the collaboration with Wyeth continue to progress in development, expenses for future clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation, if any, for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs, and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current Good Manufacturing Process, or cGMP, material. We expect expenditures associated with these activities to increase in future years as we continue developing our product candidates. Expenditures associated with our product candidates included in the Wyeth collaboration will be substantially offset by reimbursement revenue from Wyeth.
     We have incurred significant losses since our inception. As of March 31, 2008, our accumulated deficit was $72.9 million and total stockholders’ equity was $48.1 million. During the three months ended March 31, 2008 and 2007, we recognized net losses of $6.0 million and $5.0 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future due to the successful transfer of the majority of clinical development efforts and related costs to Wyeth, resulting in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee paid by Wyeth over a longer service period.
     We were founded as a limited liability company in the state of Washington in March 1999, and reincorporated in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2007 in our annual report on Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, and stock-based compensation are the most critical to understanding and evaluating our reported financial results.

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
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period. During the third quarter of 2007 the estimated term of the research and development service period was adjusted from five years to six years and three months. The change in the estimated research and development service period was primarily due a change in the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth.
Collaborative Research Funding: Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs are incurred. Reimbursed costs are subject to the estimation processes described in the preclinical study, clinical trial and manufacturing accruals processes described below and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates.
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
Preclinical Study, Clinical Trial, and Manufacturing Accruals
     In accordance with SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as the related goods are delivered or the related services are performed. In accordance with Emerging Issues Task Force, or EITF, Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs, and professional service providers.

     We estimate our preclinical study, clinical trial and manufacturing accrued expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Our research and development costs are expensed as the related goods are delivered or the related services are performed. Preclinical study, clinical trial, and manufacturing expenses include the following:
•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to clinical research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.
     We record accruals for these preclinical study, clinical trial, and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed as the related services are performed. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To the extent any of these expenses are reimbursable under our collaboration agreement with Wyeth, we could also record significant adjustments to revenue when the actual activity becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     On January 1, 2006 we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. SFAS 123R supersedes our previous accounting for employee stock options using the minimum-value method in accordance with the Opinion of the Accounting Principles Board, or APB, Accounting for Stock Issued to Employees, 25, FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, and related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     We adopted SFAS 123R using the prospective transition method, under which compensation costs recognized during the three months ended March 31, 2008 and March 31, 2007 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the intrinsic value in accordance with the original provisions of APB 25 and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total employee stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $741,000 and $645,000, respectively. Of the $741,000 recognized in the three months ended March 31, 2008, $269,000 was included in research and development expense and $472,000 was included in general and administrative expense. Of the $645,000 recognized in the three months ended March 31, 2007, $253,000 was included in research and development expense and $392,000 was included in general and administrative expense.

     The fair value of each employee option grant in the three months ended March 31, 2008 and 2007, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	2.80%	4.62%
Weighted-average expected life (in years)	6.03	6.25
Expected dividend yield	0%	0%
Expected volatility rate	70%	75%
Weighted-average estimated fair value of employee options	$5.71	$14.34
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
     Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated or recorded. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $23,000 and $24,000 for the three months ended March 31, 2008 and 2007, respectively. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based on the volatility of our future stock price.
Results of Operations for the Three Months Ended March 31, 2008 and 2007
Revenue
     Revenue decreased to $4.0 million in the three months ended March 31, 2008 from $4.8 million in the three months ended March 31, 2007. The decrease was primarily due to an extension of the recognition of the up-front fee and a slight decrease in reimbursement revenue from the Wyeth collaboration related to the Phase 2b clinical trial for our lead product candidate, TRU-015 in the treatment of RA. Revenue in the three months ended March 31, 2008 and 2007 included $1.5 million and $2 million, respectively, for amortization of the $40 million up-front fee. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period of six years and three months. We expect revenue to fluctuate in the future due to the timing of reimbursed legal and clinical development costs, and the recognition of the associated collaborative research revenue.
Research and Development Expenses
     Research and development expenses decreased to $7.5 million in the three months ended March 31, 2008 from $8.6 million in the three months ended March 31, 2007. The decrease was primarily due to lower outside manufacturing costs for TRU-016 partially offset by increased personnel-related expenses. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the related expansion of our research and development organization, advancement of our preclinical programs, and product candidate manufacturing costs. Our actual research and development expenses, however, could differ materially from those anticipated.
     At any time, we have many ongoing research projects. Our internal resources, employees, and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are developing each of our product candidates in parallel for multiple disease indications, and through our basic research activities, we are seeking to design potential drug candidates for multiple new disease indications. Due to the number of ongoing projects and our ability to utilize resources across several projects, we do not record or maintain information regarding the costs incurred for our research and development programs on a program-specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended
	March 31,
	2008	2007
Research and preclinical programs	$5,020	$4,869
Clinical development programs	2,495	3,722

Total research and development	$7,515	$8,591

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities and depreciation. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities, and depreciation. Clinical development program costs decreased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to lower outside manufacturing costs for TRU-016.
     The majority of our research and development programs is at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a variety of reasons. Product candidates may be found to be ineffective or to cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates may be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy.
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase 2a and 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other product candidates with Wyeth and our TRU-016 product candidate, together with other product candidates that are outside our collaboration with Wyeth, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $3.0 million in the three months ended March 31, 2008 from $2.4 million in the three months ended March 31, 2007. The increase was primarily due to increased fees related to filings for the protection of our intellectual property and increased personnel costs. We expect our general and administrative expenses to remain relatively stable in 2008. Our actual general and administrative expenses, however, could differ materially from those anticipated.
Net Interest Income
     Net interest income decreased to $557,000 in the three months ended March 31, 2008 from $1.1 million in the three months ended March 31, 2007. The decrease was primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first three months of 2008 compared to the same period in 2007. We expect net interest income to decrease in the future as a result of a declining cash and investment balance.

Liquidity and Capital Resources
     To date we have financed our operations primarily through public and private placements of equity securities, raising net proceeds of $109.2 million through March 31, 2008. In January 2006 we received $40 million from Wyeth for the payment of the up-front fee. In October 2006 we completed our initial public offering of 4,600,000 shares of common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We also received proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in private placement to Wyeth concurrent with our initial public offering. We have received additional funding from asset-based lease financings and interest earned on investments.
     As of March 31, 2008 we had $72.1 million in cash, cash equivalents, and short-term investments, and a $2.9 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities: Net cash used in operating activities in the three months ended March 31, 2008 was $5.4 million compared to $6.6 million in the three months ended March 31, 2007. Net cash used in operations in the three months ended March 31, 2008 and 2007 was primarily due to personnel-related costs, clinical trial costs, lab supplies to support our research activities, legal and professional fees, facilities costs and administrative costs incurred as a result of being a publicly traded company. Net cash used in operations in the three months ended March 31, 2007 also included outside manufacturing costs. We expect net cash used in operating expenses to increase in 2008 as we continue to expand our research and clinical activities.
     Investing Activities: Net cash used in investing activities in the three months ended March 31, 2008 was $16.6 million compared to net cash provided by investing activities of $3.9 million in the three months ended March 31, 2007. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. Purchases of property and equipment were $0.6 million and $2.3 million in the three months ended March 31, 2008 and 2007, respectively. We expect to continue to make investments in property and equipment in 2008 as we expand our operations, however, we expect to do so to a lesser extent than in 2007.
     Financing Activities: Net cash used in financing activities was $623,000 in the three months ended March 31, 2008 compared to net cash provided by financing activities of $1.3 million in the three months ended March 31, 2007. In the three months ended March 31, 2008 financing activities consisted primarily of payments on an equipment financing arrangement of $648,000. In the three months ended March 31, 2007 financing activities consisted primarily of proceeds from an equipment financing arrangement of $1.5 million.
     We entered into a loan and security agreement with Comerica Bank effective September 12, 2006, the terms of which provide for an $8 million debt facility secured by a security interest in our assets, other than intellectual property. Interest accrues from the date of each equipment advance and is payable monthly. All equipment advances that were outstanding on September 12, 2007 were payable in 60 equal installments of principal plus all accrued interest, beginning on October 12, 2007. The outstanding balances under the loan bear interest on a monthly basis at a variety of interest rates to be elected by us at the time of each advance, ranging from a floating rate of prime to a fixed rate of 8.50%, depending on the amount of our deposits with Comerica Bank. On July 24, 2007 we and Comerica Bank modified the loan and security agreement by entering into a first amendment to loan and security agreement, which increased the debt facility by $2 million, for a total debt facility of $10 million. As of March 31, 2008, we had drawn the full $10 million available on the loan.
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

     An interest rate swap was entered into with Comerica Bank effective November 15, 2007, which fixed the interest rate on the outstanding principal balance of the Comerica loan at 6.97%. We receive the variable interest rate amount monthly, which is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. Our objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure. At March 31, 2008 the fair market value of the interest rate swap was valued as a liability of approximately $363,000, which is included as a non-current liability on our balance sheet.
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
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the hiring of a number of new employees will be at salary levels consistent with our estimates to support our continued growth during this period;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.
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
     As of March 31, 2008 the incremental costs of contractual commitments related to reservation fees for future manufacturing capacity at Lonza were $1.8 million, all of which are due within the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities and changes in interest rates. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We have no exposure to auction rate securities within our investment portfolio. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We are also exposed to potential loss on our interest rate swap agreement due to changes in U.S. interest rates. We actively monitor changes in interest rates.
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is due to changes in U.S. interest rates. Instruments with interest rate risk include investment securities and our interest rate swap instrument. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $20,000 as of March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2007. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
Our success depends on the success of our lead product candidate, TRU-015, and we cannot be certain that it will be safe or effective, complete clinical trials, receive regulatory approval, or be successfully commercialized.
     Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. The regulatory approval process can take many years and require the expenditure of substantial resources. In December 2005 we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of, TRU-015. In addition to the risks and uncertainties inherent in the regulatory approval process, Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. For example, Wyeth has recently determined not to pursue TRU-015 for any oncology indications and has discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of NHL that it had initiated in December 2007. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 for RA may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, TRU-015 will likely not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.
We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37, however, remains entirely with us. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and for the costs associated with such activities, we were obligated to complete the Phase 2b clinical trial, and are obligated to conduct retreatment studies in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization. Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Wyeth also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture or commercialize one or more product candidates.
     Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Wyeth and on our ability to collaborate effectively. With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Wyeth. On March 27, 2008, we announced that Wyeth has determined not to proceed with CD20-directed therapies for oncology indications, and, as a result, has discontinued clinical development of TRU-015 for NHL. We also announced that Wyeth no longer intends to evaluate TRU-015 in a Phase 1 study in patients with kidney disease caused by lupus.

     Wyeth has the right to develop multiple product candidates against the targets licensed to it under our collaboration. Wyeth has begun clinical development of SBI-087, another CD20-directed therapy, for RA and intends to file an IND for the evaluation of SBI-087 for SLE by the end of 2008. If Wyeth later determines not to continue developing two CD20-directed therapies, Wyeth could decide to discontinue efforts to further develop TRU-015. SBI-087 is at an earlier stage in clinical development than TRU-015 and as a result the time until potential commercialization of a product resulting from our collaboration with Wyeth would likely be delayed by a decision by Wyeth to develop SBI-087 instead of TRU-015, which could adversely affect our business and cause the price of our common stock to fall.
     On January 31, 2008, Wyeth announced that in 2008 it will begin a company-wide program designed to redefine Wyeth’s business model to facilitate Wyeth’s long-term growth, as well as to address Wyeth’s short-term fiscal challenges. We cannot assure you that Wyeth will continue the collaboration agreement with us, will fulfill its obligations under the agreement, or will develop and commercialize our product candidates as quickly as we would like. If Wyeth terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our product development programs would be substantially delayed and the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.
We cannot assure you any of our product candidates will be safe or effective, or receive regulatory approval.
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. In addition, our proprietary clinical candidate TRU-016 and our Wyeth collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we do not yet have any clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we determine to proceed with further clinical testing of TRU-016 or Wyeth determines to proceed with further clinical testing of SBI-087, a number of additional clinical trials will be required before we would be able to submit a BLA to the FDA for approval of TRU-016 or before Wyeth would be able to submit a BLA to the FDA for approval of SBI-087. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $6.0 million and $5.0 million in the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 we had an accumulated deficit of $72.9 million. Since inception through March 31, 2008 we have incurred $107.9 million of research and development expenses. We expect our research and development expenses to further increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
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
     In addition, we may need to raise additional funds if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will be prevented from pursuing research and development efforts. This could harm our business prospects and financial condition and cause the price of our common stock to fall.
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
     If the Genentech patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.
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
     We currently have four issued patents, one in the United States, and one each in China, New Zealand, and Australia. In addition, we have one allowed foreign patent, 30 U.S., and 174 foreign pending patent applications, although there is no guarantee that any of these patent applications will issue or grant. The degree of future protection for our proprietary rights is uncertain. For example:
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
     The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, we cannot assure you that patent applications owned by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology, nor can we assure you we can obtain, maintain, and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.
     Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability, or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. We cannot assure you our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition, and operating results would be materially adversely affected.
     In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks, and confidential information, particularly when we do not believe that patent protection is appropriate or available. Trade secrets are difficult to protect and we cannot assure you others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets, and confidential information. In addition, we cannot assure you the steps we take with employees, consultants, and advisors will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection. We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005 Merck KGaA filed a proceeding with the Office of Harmonisation of the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. We filed a response to the opposition and have commenced negotiations with Merck regarding the matter. We intend to pursue the opposition vigorously if negotiations are unsuccessful; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.
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
     We currently depend on Wyeth for the supply of TRU-015 and SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our other current product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.
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
     Any manufacturer of our product candidates and approved products, if any, must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and approved products, if any, may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.
If we enter into additional strategic partnerships, such as our relationship with Wyeth, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
     If we enter into any strategic partnerships, we will be subject to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

•	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new version of a product candidate for clinical testing;

•	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

•	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic partners may experience financial difficulties;

•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
Our relationship with Wyeth may have a negative effect on our ability to enter into beneficial relationships with third parties.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. Companies other than Wyeth that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
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
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan ® (Genentech, Biogen Idec, and Roche), Enbrel ® (Amgen and Wyeth), Remicade ® (JNJ and Schering-Plough), Humira ® (Abbott), and Orencia ® (BMS).
     Product Candidates for Systemic Lupus Erythematosus. If approved for the treatment of SLE, we anticipate that our product candidates would have to compete with other B-cell depleting therapies. We are not aware of any CD37-directed therapeutics in development or on the market for the treatment of SLE.
     Product Candidates for B-cell Malignancies. If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan ® /Mabthera ® (Genentech, Biogen Idec, and Roche), Zevalin ® (Biogen Idec and Schering AG), Bexxar ® (GSK), and Campath ® (Genzyme and Schering AG).
     Many of our potential competitors have substantially greater financial, technical, manufacturing, marketing and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:
•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, medical, product development, commercial and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our processes, product candidates, and technologies;

•	operate without infringing the patents and proprietary rights of third parties;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development, and commercialization of new products.
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
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005 we entered into a collaboration agreement with Wyeth to develop and commercialize therapeutics directed to the CD20 protein and other targets. If we do not enter into collaborations with respect to product candidates not covered by the Wyeth collaboration, or if any of our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:
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
     We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development, and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

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
     As of March 31, 2008, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 88% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)(A)

3.3	Amendment to Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1	Employment Agreement, dated as of March 21, 2008, between Trubion Pharmaceuticals, Inc. and Peter A. Thompson (Exhibit 10.1)(D)

10.2	Employment Agreement, dated as of March 21, 2008, between Trubion Pharmaceuticals, Inc. and Michelle G. Burris (Exhibit 10.2)(D)

10.3	Employment Agreement, dated as of March 21, 2008, between Trubion Pharmaceuticals, Inc. and Daniel J. Burge (Exhibit 10.3)(D)

10.4	Employment Agreement, dated as of March 21, 2008, between Trubion Pharmaceuticals, Inc. and Kathleen McKereghan Deeley (Exhibit 10.4)(D)

10.5	Employment Agreement, dated as of March 21, 2008, between Trubion Pharmaceuticals, Inc. and Kendall M. Mohler, Ph.D. (Exhibit 10.5)(D)

10.6	Form of Amendment No. 1 to Employment Agreement between Trubion Pharmaceuticals, Inc. and Executive (Exhibit 10.1)(E)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (File No. 001-33054) filed with the SEC on March 25, 2008.

(E)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (File No. 001-33054) filed with the SEC on April 8, 2008.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2008

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Michelle G. Burris

Michelle G. Burris
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)