Form 10-Q
period 2008-06-30
Trubion Pharmaceuticals, Inc
filed 2008-08-07
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2008 was 17,857,799.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,738	$41,827
Investments	52,704	36,688
Receivable from collaboration	3,096	4,237
Prepaid expenses	1,021	1,224

Total current assets	69,559	83,976
Property and equipment, net	10,456	11,163
Other assets	21	35

Total assets	$80,036	$95,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621	$1,031
Accrued liabilities	3,879	3,337
Accrued compensation	1,743	2,022
Current portion of notes payable	2,247	2,426
Current portion of deferred rent	180	180
Current portion of deferred revenue	5,848	5,848

Total current liabilities	14,518	14,844
Non-current portion of notes payable	6,485	7,567
Non-current portion of deferred rent	225	315
Non-current portion of deferred revenue	16,082	19,006
Interest rate swap liability	156	129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at June 30, 2008 and December 31, 2007; issued and outstanding — none at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at June 30, 2008 and December 31, 2007; issued and outstanding — 17,857,799 at June 30, 2008 and 17,792,170 at December 31, 2007	18	18
Additional paid-in capital	122,263	120,471
Deferred stock-based compensation	(61)	(294)
Accumulated other comprehensive income (loss)	(140)	28
Accumulated deficit	(79,510)	(66,910)

Total stockholders’ equity	42,570	53,313

Total liabilities and stockholders’ equity	$80,036	$95,174

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Collaboration revenue	$4,468	$4,980	$8,431	$9,815
Operating expenses:
Research and development	8,390	10,733	15,905	19,324
General and administrative	3,025	2,719	5,998	5,074

Total operating expenses	11,415	13,452	21,903	24,398

Loss from operations	(6,947)	(8,472)	(13,472)	(14,583)
Interest income	480	1,205	1,215	2,462
Interest expense	(165)	(188)	(343)	(353)

Net loss	$(6,632)	$(7,455)	$(12,600)	$(12,474)

Basic and diluted net loss per share	$(0.37)	$(0.42)	$(0.71)	$(0.71)

Shares used in computation of basic and diluted net loss per share	17,851	17,635	17,841	17,601

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(12,600)	$(12,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,648	1,411
Net amortization of discount on investments	(94)	(56)
Non-cash stock-based compensation expense	1,944	1,706
Amortization of debt discount	8	12
Changes in operating assets and liabilities:
Receivable from collaboration	1,141	1,373
Prepaid expenses and other assets	217	255
Accounts payable	(410)	(415)
Accrued liabilities and compensation	263	(1,710)
Deferred revenue	(2,924)	(4,000)
Deferred rent	(90)	(90)

Net cash used in operating activities	(10,897)	(13,988)

Investing activities:
Purchases of property and equipment	(941)	(2,777)
Purchases of investments	(47,372)	(40,567)
Maturities of investments	31,309	46,030

Net cash provided by (used in) investing activities	(17,004)	2,686

Financing activities:
Proceeds from issuance of notes payable	—	1,516
Payments on notes payable	(1,269)	(451)
Proceeds from exercise of stock options	81	110

Net cash provided by (used in) financing activities	(1,188)	1,175

Net decrease in cash and cash equivalents	(29,089)	(10,127)
Cash and cash equivalents at beginning of period	41,827	56,414

Cash and cash equivalents at end of period	$12,738	$46,287

Supplemental disclosure information:
Cash paid for interest	$342	$341
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
Use of Estimates
     Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, fair values of assets, income taxes, clinical trial, manufacturing and legal accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
Reclassifications
     We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications related to the non-cash amortization of discount on investments from investing activities and operating activities and the presentation of cash flows from the purchase and maturity on investments within investing activities. For the six months ended June 30, 2007 this reclassification had an immaterial impact on cash used in operating activities and cash used in investing activities and also reduced both purchases and maturities of investments. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.
Recently Adopted Accounting Pronouncements
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
Recent Accounting Pronouncements
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
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect its adoption to have an impact on the accompanying financial statements.
2. Fair Value Measurements
     We currently measure and record cash equivalents, investment securities considered available-for-sale and an interest rate swap at fair value in the accompanying financial statements. Fair value is defined under Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market data exists, which are therefore developed by us using estimates and assumptions that reflect those that a market participant would use.

     In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,820	$—	$—	$10,820

Government and agency debt securities	—	22,910	—	22,910
Corporate debt securities	—	31,271	—	31,271

Total	$10,820	$54,181	$—	$65,001

Liabilities:
Interest rate swap	$—	$156	$—	$156

Total	$—	$156	$—	$156

     Cash of $0.4 million is not included in our SFAS 157 level hierarchy disclosure as of June 30, 2008.
     Unrealized gains and losses on cash equivalents, investments, and our interest rate swap are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. There were no realized gains or losses on cash equivalents, investments or our interest rate swap during the three and six months ended June 30, 2008 and 2007.
     SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 30, 2008, no assets or liabilities are currently measured at fair value on a nonrecurring basis.
3. Stock-based Compensation
          We recorded total share-based compensation expense for the three- and six-month periods ended June 30, 2008 and 2007 as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$413	$522	$724	$860
General and administrative	670	381	1,220	846

	$1,083	$903	$1,944	$1,706

4. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the six months ended June 30, 2008 and 2007, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following (in thousands):

	As of June 30,
	2008	2007

Stock options	2,122	1,590
Common shares subject to repurchase	—	1

	2,122	1,591

5. Collaboration Agreement
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research and development services for Wyeth, Wyeth has the right to replace a limited number of these targets. These replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provide research services for an initial three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Under the terms of the research period extension, Wyeth’s obligations to us include collaboration research funding commitments of approximately $3.2 million in exchange for committed research services through December 22, 2009.
     In addition, Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth’s financial obligations also include payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. The currently estimated term of the research and development service period is six years and three months.
     During the six months ended June 30, 2008 and 2007, we recognized as revenue $8.4 million and $9.8 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $8.4 million recognized in the six months ended June 30, 2008 is comprised of $2.9 million for amortization of the $40 million up-front fee received from Wyeth and $5.5 million for collaborative research funding from the Wyeth collaboration. The $9.8 million recognized in the six months ended June 30, 2007 is comprised of $4.0 million for amortization of the $40 million up-front fee received from Wyeth and $5.8 million for collaborative research funding from the Wyeth collaboration.
6. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Lab equipment	$10,033	$8,874
Leasehold improvements	6,611	6,528
Computer equipment and software	1,077	990
Furniture and fixtures	447	447
Construction in progress	247	638

	18,415	17,477
Accumulated depreciation and amortization	(7,959)	(6,314)

	$10,456	$11,163

7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued clinical trials	$2,386	$1,553
Accrued professional fees	839	941
Other	654	843

	$3,879	$3,337

8. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(6,632)	$(7,455)	$(12,600)	$(12,474)
Net unrealized gains (losses) on securities available-for-sale	(230)	28	(141)	20
Net unrealized losses on cash flow hedges	207	—	(27)	—

Comprehensive loss	$(6,655)	$(7,427)	$(12,768)	$(12,454)

9. Commitments
     We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and for research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of June 30, 2008, we had committed to purchase $2.1 million of manufacturing services from Lonza in 2009. If we terminate reserved future manufacturing capacity with Lonza without providing adequate notice to Lonza under the agreement, we may incur cancellation fees.
10. Subsequent Events
          We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica Bank under our existing debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement. The full $10.0 million available under the SVB facility was drawn at close and is payable in fixed equal payments of principal plus interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and accrued interest due July 25, 2013. The loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.
Overview
     We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics that target specific antigens on B cells such as CD20 and CD37, and are designed using our custom drug assembly technology.
     Our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing has commenced. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens administered to patients with active seropositive RA on a background of methotrexate. This study has been designed in a way that we believe could be supportive of a registration package with the federal Food and Drug Administration, or FDA.
     In collaboration with us, Wyeth is also developing SBI-087 and other CD20-directed products. Our next generation CD20-directed product candidate, SBI-087 for RA, builds on our and Wyeth’s clinical experience with our lead compound, TRU-015, and is based on our SMIP technology. Our partner, Wyeth, has filed an investigational new drug, or IND, application for a Phase I study of SBI-087 for RA, and patient dosing has commenced. In addition to RA, Wyeth intends to pursue clinical evaluation of SBI-087 in systemic lupus erythematosus, or SLE, and Wyeth has filed an IND.
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
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. During the remaining term of our research services for Wyeth, Wyeth has the right to replace a limited number of these targets. These replacement targets are subject to our consent, which we may not unreasonably withhold. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless earlier terminated, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provide research services for an initial three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Under the terms of the research period extension, Wyeth’s obligations to us include collaboration research funding commitments of approximately $3.2 million in exchange for committed research services through December 22, 2009.
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
     Assuming TRU-015 and other product candidates under the collaboration with Wyeth continue to progress in development, expenses for future clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Wyeth and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Wyeth. In addition, Wyeth is responsible for a substantial portion of costs related to patent prosecution and patent litigation for products directed to targets selected by Wyeth pursuant to the collaboration agreement.
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
     We have incurred significant losses since our inception. As of June 30, 2008, our accumulated deficit was $79.5 million and total stockholders’ equity was $42.6 million. During the six months ended June 30, 2008 and 2007, we recognized net losses of $12.6 million and $12.5 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future due to the successful transfer to Wyeth of the majority of clinical development efforts and related costs for product candidates under our collaboration agreement with Wyeth, resulting in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee paid by Wyeth over a longer service period.
     We were founded as a limited liability company in the state of Washington in March 1999, and reincorporated in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.

Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report on Form 10-Q. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2007 in the 2007 Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, and stock-based compensation are the most critical to understanding and evaluating our reported financial results.
Revenue Recognition
     We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period. During the third quarter of 2007 the estimated term of the research and development service period was adjusted from five years to six years and three months due to an extension of the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth.
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
Royalties: Royalties that are based on reported sales of licensed products and revenues will be calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. To date we have not had any product royalty revenue.
Preclinical Study, Clinical Trial, and Manufacturing Accruals

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
     The fair value of each employee option grant in the six months ended June 30, 2008 and 2007, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2008	2007
Risk-free interest rate	2.80%-3.40%	4.62%-4.78%
Weighted-average expected life (in years)	6.02	6.08
Expected dividend yield	0%	0%
Expected volatility rate	70%-73%	75%
Weighted-average estimated fair value of employee options	$5.58	$13.43
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
Results of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007
Revenue
     Revenue decreased to $4.5 million in the three months ended June 30, 2008 from $5.0 million in the three months ended June 30, 2007. Revenue decreased to $8.4 million in the six months ended June 30, 2008 from $9.8 million in the six months ended June 30, 2007. The three- and six-month decreases were primarily due to an extension of the recognition of the up-front fee, and a slight decrease in reimbursement revenue, from the Wyeth collaboration related to the Phase 2b clinical trial for our lead product candidate, TRU-015, in the treatment of RA. Revenue in the six months ended June 30, 2008 and 2007 included $2.9 million and $4.0 million, respectively, for amortization of the $40 million up-front fee. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period of six years and three months. We expect revenue to fluctuate in the future due to the timing of reimbursed legal and clinical development costs, and the recognition of the associated collaborative research revenue under the Wyeth collaboration agreement.
Research and Development Expenses
     Research and development expenses decreased to $8.4 million in the three months ended June 30, 2008 from $10.7 million in the three months ended June 30, 2007. Research and development expenses decreased to $15.9 million in the six months ended June 30, 2008 from $19.3 million in the six months ended June 30, 2007. The three- and six-month decreases were primarily due to lower outside manufacturing costs for TRU-016, lower lab supply costs and lower contract licensing fees. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, advancement of our preclinical programs, and product candidate manufacturing costs. Our actual research and development expenses, however, could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and preclinical programs	$5,471	$6,794	$10,491	$11,663
Clinical development programs	2,919	3,939	5,414	7,661

Total research and development	$8,390	$10,733	$15,905	$19,324

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities, and depreciation. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs, and indirect costs such as rent, utilities, and depreciation. Clinical development program costs decreased in 2008 compared to 2007 due to lower outside manufacturing costs for TRU-016 and lower lab supply costs.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase 2a and initial Phase 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other product candidates with Wyeth and our TRU-016 product candidate, together with other product candidates that are outside our collaboration with Wyeth, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $3.0 million in the three months ended June 30, 2008 from $2.7 million in the three months ended June 30, 2007. General and administrative expenses increased to $6.0 million in the six months ended June 30, 2008 from $5.1 million in the six months ended June 30, 2008. The three- and six-month increases were primarily due to increased personnel costs, including an increase in stock compensation expense, and increased professional fees. We expect our general and administrative expenses to remain relatively stable in 2008. Our actual general and administrative expenses, however, could differ materially from those anticipated.
Net Interest Income
     Net interest income decreased to $315,000 in the three months ended June 30, 2008 from $1.0 million in the three months ended June 30, 2007. Net interest income decreased to $872,000 in the six months ended June 30, 2008 from $2.1 million in the six months ended June 30, 2007. The three- and six-month decreases were primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first six months of 2008 compared to the same period in 2007. We expect net interest income to decrease in the future as a result of a declining cash and investment balance.
Liquidity and Capital Resources
     To date we have financed our operations primarily through public and private placements of equity securities, raising net proceeds from equity financing of $109.2 million through June 30, 2008. In January 2006, we received $40 million from Wyeth for the payment of the up-front fee. In October 2006, we completed our initial public offering of 4,600,000 shares of common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We also received net proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in a private placement to Wyeth concurrent with our initial public offering. We have received additional funding from asset-based lease financings and interest earned on investments.
     As of June 30, 2008 we had $65.4 million in cash, cash equivalents, and short-term investments, and a $3.1 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities: Net cash used in operating activities in the six months ended June 30, 2008 was $10.9 million compared to $14.0 million in the six months ended June 30, 2007. Net cash used in operations in the six months ended June 30, 2008 and 2007 was primarily due to personnel-related costs, clinical trial costs, lab supplies to support our research activities, legal and professional fees, facilities costs, and administrative costs incurred as a result of being a publicly traded company. Net cash used in operations in the six months ended June 30, 2007 also included outside manufacturing costs. We expect net cash used in operating activities to increase in 2008 as we continue to expand our research and clinical activities.
     Investing Activities: Net cash used in investing activities in the six months ended June 30, 2008 was $17.0 million compared to net cash provided by investing activities of $2.7 million in the six months ended June 30, 2007. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. Purchases of property and equipment were $0.9 million and $2.8 million in the six months ended June 30, 2008 and 2007, respectively. We expect to continue to make investments in property and equipment in 2008 as we expand our operations; however, we expect to do so to a lesser extent than in 2007.
     Financing Activities: Net cash used in financing activities was $1.2 million in the six months ended June 30, 2008 compared to net cash provided by financing activities of $1.2 million in the six months ended June 30, 2007. In the six months ended June 30, 2008 financing activities consisted primarily of payments on an equipment financing arrangement of $1.3 million. In the six months ended June 30, 2007 financing activities consisted primarily of proceeds from an equipment financing arrangement of $1.5 million.
     We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica Bank under our existing debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement. The full $10.0 million available under the facility was drawn at close and is payable in fixed equal payments of principal plus accrued interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and interest due July 25, 2013.
     The loan and security agreement with Silicon Valley Bank contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events.
     Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 12 months. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period will be within budgeted levels;

•	unexpected costs related to the development of our manufacturing capability will not be material; and

•	the hiring of new employees at salary levels consistent with our estimates to support our operations during this period.

     In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the hiring of new employees being at salary levels consistent with our estimates to support our operations during this period;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.
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
     As of June 30, 2008, the incremental costs of contractual commitments related to reservation fees for future manufacturing capacity at Lonza were $2.1 million, all of which are due within the next 9 months.
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
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is due to changes in U.S. interest rates. Instruments with interest rate risk include investment securities and our interest rate swap instrument. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $34,000 as of June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report on Form 10-Q. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and the 2007 Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
Our success depends on the success of our lead product candidate, TRU-015, and we cannot be certain that it will be safe or effective, complete clinical trials, receive regulatory approval, or be successfully commercialized.
     Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. The regulatory approval process can take many years and require the expenditure of substantial resources. In December 2005, we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of, TRU-015. In addition to the risks and uncertainties inherent in the regulatory approval process, Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. For example, Wyeth has determined not to pursue TRU-015 for any oncology indications and has discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of NHL that it had initiated in December 2007. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 for RA may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, TRU-015 will likely not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.
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

     Wyeth has the right to develop multiple product candidates against the targets licensed to it under our collaboration. Wyeth has begun clinical development of SBI-087, another CD20-directed therapy, for RA and has filed an IND for the evaluation of SBI-087 for SLE. If Wyeth later determines not to continue developing two CD20-directed therapies, Wyeth could decide to discontinue efforts to further develop TRU-015. SBI-087 is at an earlier stage in clinical development than TRU-015 and, as a result the time until potential commercialization of a product resulting from our collaboration with Wyeth, would likely be delayed by a decision by Wyeth to develop SBI-087 instead of TRU-015, which could adversely affect our business and cause the price of our common stock to decline.
     On January 31, 2008 Wyeth announced that in 2008 it will begin a company-wide program designed to redefine Wyeth’s business model to facilitate Wyeth’s long-term growth, as well as to address Wyeth’s short-term fiscal challenges. Although Wyeth has extended the research period under the collaboration agreement with us through December 22, 2009, we cannot assure you that Wyeth will continue the collaboration agreement in whole or in part. If Wyeth were to decide, for example, to discontinue efforts to further develop anti-CD20 therapies, that could adversely affect our business and cause the price of our common stock to decline.
     We cannot assure you that Wyeth will fulfill its obligations under the agreement, or will develop and commercialize our product candidates as quickly as we would like, if at all. If Wyeth terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Wyeth, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Wyeth terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.
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
     To further develop TRU-016 and our preclinical assets, we will need to raise additional funds. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. We may also seek to raise funds through strategic partnerships. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will be prevented from pursuing research and development efforts, which could harm our business prospects and financial condition and cause the price of our common stock to decline.
We cannot assure you any of our product candidates will be safe or effective, or receive regulatory approval.
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. In addition, our proprietary clinical candidate TRU-016 and our Wyeth collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we do not yet have any clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we in the case of TRU-016, or Wyeth in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $12.6 million and $12.5 million in the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 we had an accumulated deficit of $79.5 million. Since inception through June 30, 2008, we have incurred $116.3 million of research and development expenses. We expect our research and development expenses to further increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
We could be required to pay significant cancellation fees for reserved manufacturing capacity under our manufacturing agreement with Lonza.
     We are party to a Manufacturing Services Agreement effective as of November 21, 2005, with Lonza under which Lonza provides development and manufacturing services, initially with respect to TRU-015 but with substitution of other product candidates permitted, including manufacture of product candidates for use in clinical trials and, upon regulatory approval, for commercial use. Under this agreement, we reserve future manufacturing runs under pre-specified terms and conditions. We might desire to cancel a reserved manufacturing run for a number of business reasons, such as a regulatory action or a preclinical, clinical, or commercial development that changed our clinical trial schedule. If for any reason we terminate any of these reserved runs without providing at least 360 days advance notice to Lonza and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 85% of the cost to us of the run. In addition, if we terminate any of the reserved runs without providing at least 180 days advance notice to Lonza, and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 100% of the cost to us of the run. For example, we currently have a manufacturing run scheduled to occur in less than 180 days and if we cancel that run and Lonza is unable to find a replacement customer despite its reasonable efforts to mitigate its losses, we will owe Lonza a cancellation fee of $2.1 million, which could harm our financial condition.
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
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for the treatment of RA. On August 8, 2006, we filed an opposition in the European Patent Office to this patent raising objections as to its validity.
     We cannot assure you we will be successful in opposing the grant of Genentech’s patent. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. We believe these additional opposition filings will not have a negative effect on our opposition. Final resolution of the opposition proceedings will likely take a number of years. In the meantime, the existence of opposition proceedings does not preclude Genentech from attempting to enforce its patent against third parties, including us and Wyeth. Glaxo Group Limited and Wyeth also filed actions in the United Kingdom, or UK, to revoke the UK counterpart of EP-B-1176981. The patent was revoked on May 19, 2008, however we cannot assure you that the revocation of this patent will have an effect on our opposition of EP-B-1176981.
     If the Genentech European patent is not held invalid or limited in scope, and if our activities are determined to be covered by the patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.

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
     If we enter into any strategic partnerships, we will be subject to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

•	strategic partners may delay clinical trials, design clinical trials in a manner with which we do not agree, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new version of a product candidate for clinical testing;

•	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

•	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic partners may experience financial difficulties;

•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
Our relationship with Wyeth may have a negative effect on our ability to enter into beneficial relationships with third parties.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. Companies other than Wyeth that may be interested in developing products with us may be less inclined to do so because of our relationship with Wyeth, or because of the perception that development programs that Wyeth does not participate in are less promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement with Wyeth, our business prospects may be limited and our financial condition may be adversely affected.
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

We face substantial competition, which may result in others discovering, developing, or commercializing products before, or more successfully, than we do
     Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. We expect any product candidate that we commercialize with our collaborative partners, or on our own, will compete with other products.
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan® (Genentech, Biogen Idec, and Roche), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), and Orencia® (BMS).
     Product Candidates for Systemic Lupus Erythematosus. If approved for the treatment of SLE, our product candidates may compete with other therapies. We are not aware of any CD37-directed therapeutics in development or on the market for the treatment of SLE.
     Product Candidates for B-cell Malignancies. If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan® /Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Biogen Idec and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG).
     Many of our potential competitors have substantially greater financial, technical, manufacturing, marketing and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:
•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, medical, product development, commercial, and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our processes, product candidates, and technologies;

•	operate without infringing the patents and proprietary rights of third parties;

•	obtain required regulatory approvals; and

•	successfully collaborate with others in the design, development, and commercialization of new products.
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
     We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development, and potential commercialization, and further, we may make incorrect determinations. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.
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
     The trading prices of many newly publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $3.50 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
     As of June 30, 2008, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 88% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
Item 4. Submissions of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 28, 2008, beginning at 9:30 a.m. Pacific time at our offices located at 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.
     Stockholders representing a total of 16,783,904 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:
(1) Reelect David A. Mann, Samuel R. Saks, M.D., and David Schell, M.D. as Class II directors for a term that will expire at the annual stockholders meeting to be held in 2011.

	FOR	WITHHELD
David A. Mann	15,085,016	1,698,888
Samuel R. Saks, M.D.	15,085,040	1,698,864
David Schnell, M.D.	15,085,016	1,698,888

(2) Ratify the appointment by the audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

	FOR	16,777,951
	AGAINST	4,310
	ABSTAIN	1,643

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)(A)

3.3	Amendment to Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1	Amendment to Lease Agreement, dated February 2, 2007, between Trubion Pharmaceuticals, Inc. and Selig Real Estate Holdings Eight, L.L.C.

10.2	Manufacturing Services Agreement, dated as of November 21, 2005, between Trubion Pharmaceuticals, Inc. and Lonza Biologics, Inc. (Exhibit 10.34) (D)

10.3	Novation Agreement, effective as of January 1, 2007, among Trubion Pharmaceuticals, Inc., Lonza Biologics, Inc. and Lonza Sales AG

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 18, 2006 (File No. 333-134709).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2008

TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)