Form 10-Q
period 2008-09-30
Trubion Pharmaceuticals, Inc
filed 2008-11-10
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2008 was 17,882,307.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,749	$41,827
Investments	26,804	36,688
Receivable from collaboration	2,598	4,237
Prepaid expenses	980	1,224

Total current assets	65,131	83,976
Property and equipment, net	9,831	11,163
Other assets	15	35

Total assets	$74,977	$95,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$608	$1,031
Accrued liabilities	4,770	3,337
Accrued compensation	1,686	2,022
Current portion of notes payable	1,354	2,426
Current portion of deferred rent	180	180
Current portion of deferred revenue	4,874	5,848

Total current liabilities	13,472	14,844
Non-current portion of notes payable	8,572	7,567
Non-current portion of deferred rent	180	315
Non-current portion of deferred revenue	15,838	19,006
Interest rate swap liability	—	129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized —	—	—
5,000,000 at September 30, 2008 and December 31, 2007; issued and outstanding — none at September 30, 2008 and December 31, 2007
Common stock, $0.001 par value per share; shares authorized —	18	18
150,000,000 at September 30, 2008 and December 31, 2007; issued and outstanding — 17,864,910 at September 30, 2008 and 17,792,170 at December 31, 2007
Additional paid-in capital	123,006	120,471
Deferred stock-based compensation	(41)	(294)
Accumulated other comprehensive income	24	28
Accumulated deficit	(86,092)	(66,910)

Total stockholders’ equity	36,915	53,313

Total liabilities and stockholders’ equity	$74,977	$95,174

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Collaboration revenue	$3,766	$4,635	$12,197	$14,450
Operating expenses:
Research and development	7,397	8,877	23,302	28,201
General and administrative	2,987	2,578	8,985	7,652

Total operating expenses	10,384	11,455	32,287	35,853

Loss from operations	(6,618)	(6,820)	(20,090)	(21,403)
Interest income	370	1,120	1,585	3,582
Interest expense	(334)	(213)	(677)	(566)

Net loss	$(6,582)	$(5,913)	$(19,182)	$(18,387)

Basic and diluted net loss per share	$(0.37)	$(0.33)	$(1.07)	$(1.04)

Shares used in computation of basic and diluted net loss per share	17,859	17,758	17,847	17,654

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(19,182)	$(18,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,438	2,171
Net amortization of premium (discount) on investments	62	(80)
Non-cash stock-based compensation expense	2,705	2,700
Amortization of debt discount	31	17
Changes in operating assets and liabilities:
Receivable from collaboration	1,639	1,182
Prepaid expenses and other assets	264	65
Accounts payable	(423)	(1,110)
Accrued liabilities and compensation	1,097	(627)
Deferred revenue	(4,142)	(5,462)
Deferred rent	(135)	(135)

Net cash used in operating activities	(15,646)	(19,666)

Investing activities:
Purchases of property and equipment	(1,106)	(3,013)
Purchases of investments	(57,036)	(59,066)
Sale of investments	20,263	—
Maturities of investments	46,461	67,822

Net cash provided by investing activities	8,582	5,743

Financing activities:
Proceeds from issuance of notes payable	10,000	3,515
Payments on notes payable	(10,098)	(618)
Proceeds from exercise of stock options	84	447

Net cash (used in) provided by financing activities	(14)	3,344

Net decrease in cash and cash equivalents	(7,078)	(10,579)
Cash and cash equivalents at beginning of period	41,827	56,414

Cash and cash equivalents at end of period	$34,749	$45,835

Supplemental disclosure information:
Cash paid for interest	$663	$521
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
Use of Estimates
     Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, fair values of assets, income taxes, clinical trial, manufacturing and legal accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
Reclassifications
     We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications related to the non-cash amortization of discount on investments from investing activities and operating activities and the presentation of cash flows from the purchase and maturity on investments within investing activities. For the nine months ended September 30, 2007 this reclassification had an immaterial impact on cash used in operating activities and cash used in investing activities and also reduced both purchases and maturities of investments. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the portion of the pronouncement covered by the deferral.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We adopted the provisions of SFAS 159 effective January 1, 2008 without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value. Thus there was no impact to our results or operations or financial condition upon adoption.
     In June 2007, the Emerging Issues Task Force, or EITF, reached a final consensus on EITF issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. Effective January 1, 2008, we adopted EITF 07-3. The adoption did not have a material impact on our results of operations or financial condition.
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
2. Fair Value Measurements
     We currently measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
     In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$29,064	$—	$—	$29,064
Government and agency debt securities	—	14,630	—	14,630
Corporate debt securities	—	17,667	—	17,667

Total	$29,064	$32,297	$—	$61,361

     Cash of $192,000 is not included in our SFAS 157 level hierarchy disclosure as of September 30, 2008.
     Unrealized gains and losses on cash equivalents and investments are included in accumulated other comprehensive income in the accompanying balance sheets. Realized gains on cash equivalents and investments totaled $7,000 during the three and nine months ended September 30, 2008. This amount is included in interest income in the statements of operations for the three and nine months ended September 30, 2008. There were no realized gains or losses on cash equivalents or investments during the three and nine months ended September 30, 2007. In July 2008, we terminated the loan and security agreement and related interest rate swap agreement that we had with Comerica Bank, or Comerica. In connection with the termination of the interest rate swap agreement, we incurred a breakage fee of $165,000. This amount is included in interest expense in the statements of operations for the three and nine months ended September 30, 2008.
     SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of September 30, 2008, no assets or liabilities are currently measured at fair value on a nonrecurring basis.
3. Stock-based Compensation
     We recorded total stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$285	$362	$1,009	$1,222
General and administrative	475	632	1,696	1,478

	$760	$994	$2,705	$2,700

4. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the nine months ended September 30, 2008 and 2007, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following (in thousands):

	As of September 30,
	2008	2007
Stock options	2,129	1,561

5. Collaboration Agreement
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
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provide research services for an initial three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Due to the research period extension, Wyeth’s obligations to us increased by additional collaboration research funding commitments of approximately $3.2 million in exchange for committed research services through December 22, 2009.
     In addition, Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Wyeth’s financial obligations also include payments of up to $250 million based on the achievement of regulatory and sales milestones for CD20-directed therapies and payments of up to $535 million based on the achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Wyeth. The change in estimate reduced the recognition of the up-front fee during the third quarter by $244,000.
     During the nine months ended September 30, 2008 and 2007, we recognized as revenue $12.2 million and $14.5 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $12.2 million recognized in the nine months ended September 30, 2008 is comprised of $4.1 million for amortization of the $40 million up-front fee received from Wyeth and $8.1 million for collaborative research funding from the Wyeth collaboration. The $14.5 million recognized in the nine months ended September 30, 2007 is comprised of $5.5 million for amortization of the $40 million up-front fee received from Wyeth and $9.0 million for collaborative research funding from the Wyeth collaboration.
6. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Lab equipment	$10,272	$8,874
Leasehold improvements	6,611	6,528
Computer equipment and software	1,135	990
Furniture and fixtures	447	447
Construction in progress	115	638

	18,580	17,477
Accumulated depreciation and amortization	(8,749)	(6,314)

	$9,831	$11,163

7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued clinical trials	$2,729	$1,553
Accrued professional fees	1,014	941
Other	1,027	843

	$4,770	$3,337

8. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(6,582)	$(5,913)	$(19,182)	$(18,387)
Change in net unrealized gains (losses) on	8	33	(133)	53
securities available-for-sale
Change in net unrealized gains on cash flow hedges	156	—	129	—

Comprehensive loss	$(6,418)	$(5,880)	$(19,186)	$(18,334)

9. Notes Payable — Equipment Financing Arrangements
     We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica under our previous debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the three and nine months ended September 30, 2008. The full $10.0 million available under the SVB facility was drawn at close and is payable in fixed equal payments of principal plus interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and accrued interest due July 25, 2013. The loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.
     As of September 30, 2008, the incremental cost of contractual obligations related to the loan and security agreement with SVB were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Notes payable (including interest)	$11,711	$1,744	$3,487	$6,480	$—
10. Commitments
     We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and for research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of September 30, 2008, we had committed to purchase $2.1 million of manufacturing services from Lonza in 2009. If we terminate reserved future manufacturing capacity with Lonza without providing adequate notice to Lonza under the agreement, we may incur cancellation fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
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
     Our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, and a second Phase 2b clinical trial is under way. We and our partner, Wyeth, have agreed on the design of the next clinical trial and patient dosing has commenced. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study has been designed in a way that we believe could be supportive of a registration package with the federal Food and Drug Administration, or FDA.
     In collaboration with us, Wyeth is also developing SBI-087, another CD20-directed product. Our next generation CD20-directed product candidate, SBI-087 for RA, builds on our and Wyeth’s clinical experience with our lead compound, TRU-015, and is based on our SMIP technology. Our partner, Wyeth, has filed an investigational new drug, or IND, application for a Phase I study of SBI-087 for RA, and patient dosing has commenced. In addition to RA, Wyeth intends to pursue clinical evaluation of SBI-087 in systemic lupus erythematosus, or SLE, and Wyeth has filed an IND application for this indication.
     Our proprietary product candidate, TRU-016, is a novel CD37-targeted therapy for the treatment of B-cell mediated diseases, such as chronic lymphocytic leukemia, or CLL, and certain autoimmune and inflammatory disease indications. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.
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
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provide research services for an initial three-year period ending December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Due to the research period extension, Wyeth’s obligations to us increased by additional collaboration research funding commitments of approximately $3.2 million in exchange for committed research services through December 22, 2009.
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
     We have incurred significant losses since our inception. As of September 30, 2008, our accumulated deficit was $86.1 million and total stockholders’ equity was $36.9 million. During the nine months ended September 30, 2008 and 2007, we recognized net losses of $19.2 million and $18.4 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future due to the successful transfer to Wyeth of the majority of clinical development efforts and related costs for product candidates under our collaboration agreement with Wyeth, resulting in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee paid by Wyeth as the estimated service period is extended.
     We were founded as a limited liability company in the state of Washington in March 1999, and reincorporated in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.

Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report on Form 10-Q. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.
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
Up-Front Fees and License Fees: Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012, due to an extension of the estimated service period for our obligations to conduct clinical activities under our agreement with Wyeth. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. The adjustment during the third quarter of 2008 was the second adjustment to the estimated research and development service period since the inception of the collaboration agreement with Wyeth. Revenue may fluctuate in the future due to further adjustments to the estimated term of the research and development service period.
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
Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     The fair value of each employee option grant in the nine months ended September 30, 2008 and 2007, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2008	2007
Risk-free interest rate	2.80%-3.40%	4.42%-4.78%
Weighted-average expected life (in years)	6.04	6.14
Expected dividend yield	0%	0%
Expected volatility rate	70%-74%	75%
Weighted-average estimated fair value of employee options	$5.29	$12.95

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
Results of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007
Revenue
     Revenue decreased to $3.8 million in the three months ended September 30, 2008 from $4.6 million in the three months ended September 30, 2007. Revenue decreased to $12.2 million in the nine months ended September 30, 2008 from $14.5 million in the nine months ended September 30, 2007. The three- and nine-month decreases were due to a decrease in reimbursement revenue from the Wyeth collaboration related to the Phase 2b clinical trial for our lead product candidate, TRU-015, in the treatment of RA, and an extension of the recognition of the up-front fee. Revenue in the nine months ended September 30, 2008 and 2007 included $4.1 million and $5.5 million, respectively, for amortization of the $40 million up-front fee. This up-front fee was deferred and is being recognized on a straight-line basis over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period, which is currently estimated to be seven years, or through December 2012. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. We expect revenue to fluctuate in the future due to the timing of reimbursed legal and clinical development costs, and the recognition of the associated collaborative research revenue under the Wyeth collaboration agreement.
Research and Development Expenses
     Research and development expenses decreased to $7.4 million in the three months ended September 30, 2008 from $8.9 million in the three months ended September 30, 2007. Research and development expenses decreased to $23.3 million in the nine months ended September 30, 2008 from $28.2 million in the nine months ended September 30, 2007. The three-month decrease was primarily due to decreased clinical costs related to our Phase 2b clinical trial for TRU-015, lower outside manufacturing costs for TRU-016 and lower lab supply costs. The nine-month decrease was primarily due to lower outside manufacturing costs for TRU-016, lower lab supply costs, lower contract licensing fees and decreased clinical costs related to our Phase 2b clinical trial for TRU-015. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, advancement of our preclinical programs, and product candidate manufacturing costs. Our actual research and development expenses, however, could differ materially from those anticipated.
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

     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and preclinical programs	$4,916	$4,974	$15,408	$16,637
Clinical development programs	2,481	3,903	7,894	11,564

Total research and development	$7,397	$8,877	$23,302	$28,201

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, lab supplies, and indirect costs such as rent, utilities, and depreciation. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs, and indirect costs such as rent, utilities, and depreciation. Clinical development program costs decreased in 2008 compared to 2007 due to lower outside manufacturing costs for TRU-016, lower lab supply costs and lower clinical costs related to our Phase 2b clinical trial for TRU-015.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we were obligated to complete the Phase 2b clinical trial and are obligated to conduct re-treatment studies in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. While we are currently focused on developing TRU-015 and other product candidates with Wyeth and our TRU-016 product candidate, together with other product candidates that are outside our collaboration with Wyeth, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $3.0 million in the three months ended September 30, 2008 from $2.6 million in the three months ended September 30, 2007. General and administrative expenses increased to $9.0 million in the nine months ended September 30, 2008 from $7.7 million in the nine months ended September 30, 2007. The three-month increase was primarily due to increased professional fees. The nine-month increase was primarily due to increased personnel costs and increased professional fees. We expect our general and administrative expenses to remain relatively stable over the next twelve months. Our actual general and administrative expenses, however, could differ materially from those anticipated.
Net Interest Income
     Net interest income decreased to $36,000 in the three months ended September 30, 2008 from $907,000 in the three months ended September 30, 2007. Net interest income decreased to $908,000 in the nine months ended September 30, 2008 from $3.0 million in the nine months ended September 30, 2007. The three- and nine-month decreases were primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first nine months of 2008 compared to the same period in 2007. The three- and nine-month decreases were also the result of the $165,000 breakage fee we incurred in connection with the termination of the interest rate swap agreement with Comerica during the third quarter of 2008. We expect net interest income to decrease in the future as a result of a declining cash and investment balance.
Liquidity and Capital Resources
     To date we have financed our operations primarily through public and private placements of equity securities, raising net proceeds from equity financing of $109.2 million through September 30, 2008. In January 2006, we received $40 million from Wyeth for the payment of the up-front fee. In October 2006, we completed our initial public offering of 4,600,000 shares of common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We also received net proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in a private placement to Wyeth concurrent with our initial public offering. We have received additional funding from asset-based lease financings and interest earned on investments.
     As of September 30, 2008, we had $61.6 million in cash, cash equivalents, and short-term investments, and a $2.6 million receivable from Wyeth for collaborative research funding. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities: Net cash used in operating activities in the nine months ended September 30, 2008 was $15.6 million compared to $19.7 million in the nine months ended September 30, 2007. Net cash used in operations in the nine months ended September 30, 2008 and 2007 was primarily due to personnel-related costs, clinical trial costs, lab supplies to support our research activities, legal and professional fees, facilities costs, and administrative costs incurred as a result of being a publicly traded company. Net cash used in operations in the nine months ended September 30, 2007 also included outside manufacturing costs. We expect net cash used in operating activities to increase over the next 12 months as we continue to expand our research and clinical activities.
     Investing Activities: Net cash provided by investing activities in the nine months ended September 30, 2008 was $8.6 million compared to $5.7 million in the nine months ended September 30, 2007. Investing activities consist primarily of purchases, sales and maturities of marketable securities and capital purchases. Purchases of property and equipment were $1.1 million and $3.0 million in the nine months ended September 30, 2008 and 2007, respectively. We expect to continue to make investments in property and equipment in the future; however, we expect to do so to a lesser extent than in 2007.
     Financing Activities: Net cash used in financing activities was $14,000 in the nine months ended September 30, 2008 compared to net cash provided by financing activities of $3.3 million in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, financing activities consisted primarily of $10.0 million in proceeds under a new debt facility, offset by $10.1 million in payments against pre-existing equipment financing arrangements. In the nine months ended September 30, 2007, financing activities consisted primarily of net proceeds from an equipment financing arrangement of $2.9 million and $447,000 in proceeds from the exercise of stock options.
     We entered into a loan and security agreement with SVB effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica under our existing debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the three and nine months ended September 30, 2008. The full $10.0 million available under the SVB facility was drawn at close and is payable in fixed equal payments of principal plus accrued interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and interest due July 25, 2013.
     The loan and security agreement with SVB contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. We were in compliance with all covenants under the loan and security agreement as of September 30, 2008. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations., and the occurrence of certain material adverse events. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.
     Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 12 months. The key assumption underlying this estimate is that expenditures related to continued preclinical, manufacturing, and clinical development of our product candidates during this period will be within budgeted levels.
     In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the number of programs we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the hiring of new employees being at salary levels consistent with our estimates to support our operations during this period;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.
     We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships, or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
     As of September 30, 2008, the incremental cost of contractual obligations related to the loan and security agreement with SVB and reservation fees for future manufacturing capacity at Lonza were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Notes payable (including interest)	$11,711	$1,744	$3,487	$6,480	$—
Manufacturing commitment	2,100	2,100	—	—	—
Total	$13,811	$3,844	$3,487	$6,480	$—

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
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is due to changes in U.S. interest rates. Instruments with interest rate risk include investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) decrease in interest rates to be $79,000 as of September 30, 2008.
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
     (b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In November 2005, Merck KGaA filed a proceeding with the Office for Harmonisation in the Internal Market opposing our European registration of the trademark TRUBION for certain products and services. The Office has held in our favor with respect to the services, and in Merck’s favor with respect to the products. Our appeal of the adverse portion of the decision was rejected by the Board of Appeals. We have filed an action with the Court of First Instance of the European Communities to annul the Board decision. We intend to continue challenging the opposition vigorously.
     On August 8, 2006, we filed with the European Patent Office, or EPO, an opposition to European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for the treatment of RA, raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. On September 11, 2008, we announced that the Opposition Division, or OD, of the EPO had revoked the European patent in its entirety. Genentech and Biogen Idec have the right to appeal the decision. Final resolution of the opposition proceeding may take a number of years.
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
     Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. The regulatory approval process can take many years and require the expenditure of substantial resources. In December 2005, we entered into a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of, TRU-015. In addition to the risks and uncertainties inherent in the regulatory approval process, Wyeth may not advance the development and commercialization of TRU-015 as quickly as we would like, if at all. For example, Wyeth has determined not to pursue TRU-015 for any oncology indications and has discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of non-Hodgkins’ lymphoma, or NHL, that it had initiated in December 2007. Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 for RA may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, TRU-015 will likely not receive regulatory approval. Even if TRU-015 receives regulatory approval, it may never be successfully commercialized. If TRU-015 does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable, or continue our operations.
We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize our lead product candidate, TRU-015, and other selected product candidates.
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20. We are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and for the costs associated with such activities, we were obligated to complete the Phase 2b clinical trial, and are obligated to conduct re-treatment studies in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization. Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Wyeth also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture, or commercialize one or more product candidates.
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
     On January 31, 2008, Wyeth announced that in 2008 it would begin a company-wide program designed to redefine Wyeth’s business model to facilitate Wyeth’s long-term growth, as well as to address Wyeth’s short-term fiscal challenges. Although Wyeth has extended the research period under the collaboration agreement with us through December 22, 2009, we cannot assure you that

Wyeth will continue the collaboration agreement in whole or in part. If Wyeth were to decide, for example, to discontinue efforts to further develop anti-CD20 therapies, that could adversely affect our business and cause the price of our common stock to decline.
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
     We need large amounts of capital to support our research and development efforts. The capital markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. If we are unable to secure capital to fund our operations we will not be able to continue our research and development efforts, and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend.
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
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. In addition, our proprietary clinical candidate TRU-016 and our Wyeth collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we do not yet have any clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we, in the case of TRU-016, or Wyeth, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $19.2 million and $18.4 million in the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we had an accumulated deficit of $86.1 million. Since inception through September 30, 2008, we have incurred $123.7 million of research and development expenses. We expect our research and development expenses to further increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
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
     Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not initiated any Phase 3 clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:
•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays related to clinical trials, including trial design, results, and materials supply;

•	changes in regulatory requirements, policy, and guidelines; and

•	varying interpretation of data by us, any or all of our collaborators, the FDA, and similar foreign regulatory agencies.
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
If our SMIPtm technology or our product candidates, including TRU-015, conflict with the rights of others we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us and on our collaboration agreement with Wyeth.
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. We are aware of previously filed U.S. patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. On September 11, 2008, we announced that the OD of the EPO had revoked the European patent in its entirety. Genentech and Biogen Idec have the right to appeal the decision.
     If Genentech and Biogen Idec appeal the OD’s decision to the Board of Appeals of the EPO and succeed, the opposition proceeding will be reopened before the OD. If upon these further proceedings the European patent is held to be valid, either as amended prior to the OD hearing or with a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.
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
     Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights, and will depend in large part on our ability to:
•	obtain and maintain patent and other proprietary protection for our technology, processes, and product candidates;

•	enforce patents once issued and defend those patents if their enforceability is challenged;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions claimed in our patents, if issued, or disclosed in our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially viable products, and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies that are not patentable and that may not be adequately protected through trade secrets, if, for example, a competitor were to independently develop duplicative, similar, or alternative technologies.
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
     We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005, Merck KGaA filed a proceeding with the Office for Harmonisation in the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. Our appeal to the opposition was dismissed by the Board of Appeals. We intend to continue challenging the opposition vigorously; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.
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
     We are party to a manufacturing services agreement effective as of November 21, 2005, with Lonza under which Lonza provides development and manufacturing services, initially with respect to TRU-015 but with substitution of other product candidates permitted, including manufacture of product candidates for use in clinical trials and, upon regulatory approval, for commercial use. Under this agreement, we reserve future manufacturing runs under pre-specified terms and conditions. We may desire to cancel a reserved manufacturing run for a number of business reasons, such as a regulatory action or a preclinical, clinical, or commercial development that might change our clinical trial schedule. If for any reason we terminate any of these reserved runs without providing at least 360 days’ advance notice to Lonza and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 85% of the cost to us of the run. In addition, if we terminate any of the reserved runs without providing at least 180 days’ advance notice to Lonza, and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 100% of the cost to us of the run. For example, we currently have a manufacturing run scheduled to occur in less than 180 days and if we cancel that run and if Lonza is unable to find a replacement customer despite its reasonable efforts to mitigate its losses, we will owe Lonza a cancellation fee of $2.1 million, which could harm our financial condition.
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
We face substantial competition, which may result in others discovering, developing, or commercializing products before, or more successfully than, we do.
     Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. We expect any product candidate that we commercialize with our collaborative partners, or on our own, will compete with other products.
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Rituxan® (Genentech, Biogen Idec, and Roche), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), and Orencia® (BMS). If approved for the treatment of SLE, our product candidates may compete with other therapies.
     Product Candidates for B-cell Malignancies. If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan® /Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Cell Therapeutics, Inc. and Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Schering AG).
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
     We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development, and potential commercialization and, further, we may make incorrect determinations. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.
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
     The trading prices of many newly publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $1.39 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	low trading volumes;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, changes in or terminations of relationships, significant contracts, commercial relationships, or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	any major change in our board or management;

•	quarterly variations in our operating results or those of our collaborators or competitors;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war, and/or events of terrorism.
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
     As of September 30, 2008, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 87% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)(A)

3.3	Amendment to Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1	Loan and Security Agreement, dated as of July 25, 2008, between Trubion Pharmaceuticals, Inc. and Silicon Valley Bank (Exhibit 99.1)(D)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2008 (File No. 001-33054).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2008

TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)(A)

3.3	Amendment to Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1	Loan and Security Agreement, dated as of July 25, 2008, between Trubion Pharmaceuticals, Inc. and Silicon Valley Bank (Exhibit 99.1)(D)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2008 (File No. 001-33054).

*	Filed herewith.