Form 10-K
period 2008-12-31
Trubion Pharmaceuticals, Inc
filed 2009-03-12
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2008, as reported on the National Association of Securities Dealers Automated Market, was $78,395,738.

As of February 27, 2009, 17,883,713 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the 2009 Annual Meeting of Stockholders to be held May 27, 2009, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this annual report.

TRUBION PHARMACEUTICALS, INC.

2008 Form 10-K Annual Report

PART I

Forward-Looking Statements

This annual report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “may,” “anticipate,” “expect,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties, and assumptions that are difficult to predict, including those identified in the sections of Item 1 entitled “Our Strategic Collaboration With Wyeth,” “Competition,” “Intellectual Property,” “Manufacturing,” “Government Regulation” and “Reimbursement,” and in the sections of Item 1A entitled “Risk Factors.” We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission, or SEC, particularly our quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, a new generation of antibody alternatives. Our current therapeutics under development target specific antigens on B cells such as CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.

Our lead product candidate, TRU-015, which we are developing with our partner, Wyeth, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, and a second Phase 2b clinical trial is under way. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study is designed to evaluate the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the federal Food and Drug Administration, or FDA.

In collaboration with us, Wyeth is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Wyeth’s clinical experience with our lead compound, TRU-015, and is based on our SMIPtm technology. Wyeth has commenced a Phase I study of SBI-087 for RA, and patient dosing is underway. In addition to RA, Wyeth intends to pursue clinical evaluation of SBI-087 in systemic lupus erythematosus, or SLE, and Wyeth has filed an Investigational New Drug, or IND, application for this indication.

Our proprietary product candidate, TRU-016, is a novel CD37-directed therapy for the treatment of B-cell mediated diseases, such as chronic lymphocytic leukemia, or CLL, and certain autoimmune and inflammatory disease indications. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL.

Our product candidates are as follows:

•	TRU-015 for the Treatment of Rheumatoid Arthritis. According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan and Europe. In 2008, total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $17 billion. Wyeth has completed a Phase 2b clinical trial of TRU-015 for the treatment of RA, and a second Phase 2b clinical trial is under way.

•	SBI-087 for the Treatment of Rheumatoid Arthritis. In collaboration with us, our partner, Wyeth, has commenced a Phase 1 SBI-087 dose escalation clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of a single dose of SBI-087 in patients with RA.

•	SBI-087 for the Treatment of Systemic Lupus Erythematosus. According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. The prevalence of SLE varies significantly on a country-by-country basis. Our partner, Wyeth, has filed an IND for SBI-087 for the treatment of SLE. Currently, no protein therapeutics have been approved specifically for the treatment of SLE.

•	TRU-016 for the Treatment of B-cell Malignancies. According to the National Cancer Institute, CLL is estimated to affect 70,000 people in the United States. Approximately 10,000 new cases of CLL are diagnosed each year according to the American Cancer Society, or ACS, and it estimates that 15,110 new cases of CLL were diagnosed in the United States during 2008. Approximately 4,390 people died of CLL in the United States during 2008. In addition, according to the ACS, NHL is one of the most common types of cancer accounting for about 4% of all cancers. About 66,120 people are expected to be diagnosed with NHL in 2008. Total reported worldwide sales of Rituxan®/Mabthera® surpassed $5 billion in 2008. Rituxan is approved for the treatment of NHL and RA, and is used for CLL. Our TRU-016 product candidate targets CD37 for the treatment of B-cell malignancies such as CLL and NHL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may improve patients’ therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL.

In addition to our current product candidates, we are also developing additional alliance and proprietary product candidates that build on our existing product experience. To date, none of our product candidates has been approved for marketing and sale to patients nor have we received any product revenue.

In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.

Product Technologies

Our current product development efforts are focused on three proprietary technologies that comprise the expanded foundation for Trubion product development — SMIPtm protein therapeutics, SCORPIONtm protein therapeutics, and TRU-ADhanCetm potency enhancing technology for immunopharmaceuticals. We believe our product candidates offer the potential for safer and more effective therapies than existing or other potential products. Additionally, we believe that these technologies will provide the basis for the long-term development of additional first-in-class and best-in-class product candidates.

SMIPtm Protein Therapeutics

Our custom drug assembly technology permits us to build protein therapeutics to predetermined specifications. We call these protein therapeutics small modular immunopharmaceutical, or SMIP, product candidates. By selecting from our polypeptide libraries and uniquely combining polypeptides called hinge domains, effector domains and binding domains, we create customized SMIP product candidates that are intended to bind to a specified target cell and elicit specific biological activity in a targeted disease state. These SMIP product candidates can be specifically engineered to have an optimal half-life, or the ability to maintain effective concentrations in vivo, and are approximately one-half the size of monoclonal antibodies, or mAbs, a leading form of protein therapeutic directed to the treatment of a wide range of disease states, including autoimmune diseases and cancer. We believe that our SMIP product candidates retain the beneficial characteristics of mAbs, such as binding to specific target antigens and predictable biological activity, while the small size of our SMIP product candidates may facilitate tissue penetration in certain disease states such as cancer, resulting in increased therapeutic benefit, As a result, we believe that our custom drug assembly technology enables us to design and develop differentiated SMIP product candidates for a range of targets and biological activity that have the following advantages:

•	Customizable Biological Activity. SMIP product candidates can be specifically engineered to provide a precise balance of complement dependent cytotoxicity, or CDC, and/or antibody-dependent cellular cytotoxicity, or ADCC, mediated activity. We believe our ability to customize this balance of biological activities will result in safer and more effective immunopharmaceuticals.

•	Customizable Half-Life. SMIP product candidates can be specifically engineered to have an optimal half-life, an indication of the time effective concentrations are maintained in vivo, for a given indication. This should permit them to be used in treating both acute and chronic disease indications.

•	Improved Biodistribution. SMIP product candidates have a particle size that is approximately one-half the size of mAbs. Smaller molecules have been demonstrated to penetrate tissues more readily, which we believe will provide increased therapeutic benefits.

•	Reliable Manufacturing. SMIP product candidates can be produced at large scale in mammalian cell expression systems from readily available starting materials.

Each of our SMIP product candidates contains a binding domain, a hinge domain and an effector domain. Because of the simple structure of SMIP product candidates, our custom drug assembly technology permits us to engineer desired characteristics into each domain so we can design and develop novel product candidates for a range of targets, as well as a range of differentiated product candidates for any particular target. Each SMIP product candidate is specifically designed to meet predetermined therapeutic specifications for biological activity and binding activity based on our biological assessment of the validated target in the proposed disease indication. Biological activity and binding activity are the two most important characteristics of a protein immunotherapeutic. The diagram below is a representation of the steps in our assembly process.

•	Biological Activity. Our SMIP product candidates are assembled by selecting from our polypeptide libraries a hinge domain and an effector domain designed to elicit specific biological activity. For example, one desired biological activity may be for the immune system to kill the cell on which the target antigen is present. We select a unique hinge domain and effector domain combination based on the targeted disease to trigger the death of the cell to which the SMIP product candidate is bound. This can be through the initiation of the complement cascade causing CDC, by recruiting other immune cells to kill the cell through ADCC, or by using an engineered balance of both activities. In addition, the combination of hinge domain and effector domain may be engineered to generate cellular signals through the antigen target leading to, for example, the death of the cell through apoptosis or programmed cell death.

•	Binding Activity. Selected hinge domain and effector domain are paired with an appropriate binding domain from our polypeptide libraries. The binding domain recognizes and attaches to a specific antigen target, which results in initiation of the desired biological activity. Examples of target antigens include cell surface receptors on target cells such as B cells. The binding domain may be composed of any polypeptide that specifically recognizes and binds to the target antigen. Examples of binding domains include polypeptide ligands such as hormones, cytokines, chemokines, or cell surface or soluble receptors for such polypeptide ligands, as well as binding domains derived from immunogloulin molecules such as single chain Fv polypeptides.

SCORPIONtm Protein Therapeutics

SCORPION therapeutics build on our SMIP technology and are also novel, single-chain polypeptides assembled from module libraries and selected for desired properties. However, SCORPION compounds are multi-specific and/or multi-valent therapeutics that are capable of targeting two or more antigens simultaneously. We believe that, along with our proven SMIP platform, SCORPION protein therapeutics will provide the basis for development of additional first-in-class and best-in-class product candidates.

TRU-ADhanCetm Technology

In addition to SMIP and SCORPION therapeutics, we have also developed our proprietary TRU-ADhanCe technology which is capable of markedly enhancing the potency of existing therapies that work through ADCC. This effector mechanism is known to be an important determinant of efficacy for some immunopharmaceuticals in oncology indications, which has led to great interest in developing methods for enhancing ADCC potency. Existing methods have imposed challenges and risks on product development either by introducing potentially immunogenic amino acid mutations in highly conserved protein domains or by requiring the use of novel unvalidated manufacturing cell lines. We have created a simple proprietary manufacturing methodology for ADCC potency enhancement that we believe has overcome these challenges. This method has the potential to generate product candidates with greater than 10-fold increases in ADCC potency and long in-vivo half-lives. Importantly, the data demonstrate it can be applied late in development to established manufacturing cell lines without reducing cell line viability or productivity, allowing for retained product quality.

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

The following table sets forth the development stages of our product candidates:

Product Candidate	Disease Indication	Development Stage	Partner

TRU-015	RA	• 2nd Phase 2b	Wyeth
SBI-087	RA	• Phase 1/2 trial enrolling	Wyeth
	SLE	• IND open	Wyeth
TRU-016	CLL	• Phase 1/2 trial enrolling	None

TRU-015

We designed TRU-015 for a desired therapeutic label surrounding B-cell depletion in multiple indications, including autoimmune and inflammatory diseases and different types of cancer. TRU-015 binds to its target, CD20, and is engineered to promote specific biological activity designed for optimized safety and efficacy. Specifically, general systemic complement activation is thought to initiate or exacerbate symptoms in RA patients. There is evidence that CDC may be associated with certain side effects, particularly intravenous infusion reactions observed in currently marketed protein immunopharmaceuticals. We have designed

TRU-015 for reduced CDC activity, while preserving potent ADCC activity and apoptotic signaling. In addition, TRU-015’s smaller size may provide improved therapeutic options for patients through more rapid diffusion to disease sites.

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

Potential Market.  According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan and Europe. In 2008 total reported worldwide sales of protein therapeutics used for the treatment of RA were greater than $17 billion. Notwithstanding the administration of currently available treatments, approximately two-thirds of the RA patient population experiences pain, stiffness and fatigue on a daily basis. As a result, we believe there is a large unmet medical need in the RA patient population for an effective drug therapy.

Current Treatments.  Initially, a patient presenting symptoms of RA is typically prescribed non-steroidal anti-inflammatory drugs, or NSAIDS. As the disease progresses, the RA patient may be prescribed a regimen of disease modifying anti-rheumatic drugs, or DMARDS, an anti-tumor necrosis factor, or anti-TNF, or other biologics. It is estimated that 20% of the RA patient population takes a combination of therapies that include biologics. Most biologics currently on the market for RA attempt to block the activity of immune system cytokines, which are chemical messengers thought to be associated with the autoimmune reactions, joint inflammation and bone damage characteristic of RA. These biologics include anti-TNF drugs such as Remicade®, Enbrel®, Humira,® and Kineret®. Biologics are typically administered to patients with moderate to severe RA who need therapy in addition to NSAIDS or DMARDS. In addition to biologics that target immune system cytokines, Orencia®, a drug that targets co-receptors on T cells, and Rituxan® that, like TRU-015, is targeted to the CD20 antigen, have been approved for RA.

TRU-015 for RA Clinical Trial Results.  In October 2008 we announced positive results following preliminary analyses from a Phase 2b study (15002) in which patients received one course of re-treatment with 800 mg of TRU-015. Clinical disease activity parameters such as tender and swollen joint counts, patient and physician global assessments, patient assessment of pain and disability, and laboratory measures of inflammation may be combined to form composite measures of clinical response derived from the American College of Rheumatology that are known as ACR20, ACR50, and ACR70. In these measures of clinical response, ACR70 indicates a greater response from a baseline measure than ACR20, which is defined as an improvement of at least 20% from baseline in counts of both tender and swollen joints, as well as in at least three of five other disease activity parameters. Preliminary analyses of the Phase 2b re-treatment data demonstrated that at 24 weeks, ACR 20, 50, and 70 response rates for patients in the initial 800 mg dose group (n=43) who were subsequently re-treated with 800 mg of TRU-015 were 70%, 40%, and 23%, respectively. Re-treatment with TRU-015 was generally well-tolerated. The safety and PD effects after re-treatment were comparable to those seen after initial therapy.

Concurrently, we also announced positive data from a Phase 1/2a study (15001) demonstrating that repeat administration of TRU-015 continues to produce persistent responses and significant improvements in RA signs and symptoms based on ACR criteria. At 24 weeks, ACR 20, 50, and 70 response rates for 18 patients that had received their third re-treatment with 5 mg/kg or 15 mg/kg TRU-015 were 50%, 17%, and 11%, respectively. Ongoing patient evaluations demonstrated maintenance of ACR responses following administration of a single dose of TRU-015 at six-month intervals along with B-cell depletion and recovery following re-treatment, comparable to results seen after initial treatment as illustrated in the diagram below:

Clinical Response Maintained During Re-treatment: Phase 1/2a Study (15001)

B-cell Recovery Following Re-treatment: Phase 1/2a Study (15001)

In November 2007 we presented positive data from our first Phase 2b clinical trial of TRU-015 for the treatment of RA at the ACR Annual Meeting. Data from the Phase 2b trial demonstrated that TRU-015 provided statistically significant efficacy after a single infusion of 800 mg or 1600 mg. Data showed the improvement in Disease Activity Score, or DAS-28 compared to placebo was statistically significant in the 800 mg dose group at 12 weeks and at all subsequent assessments, and in the 1600 mg dose group at 16 weeks and at all subsequent assessments. The DAS is a clinical index of RA disease activity that combines information from swollen joints, tender joints, the acute phase response and general health. At 24 weeks, ACR20, 50, and 70 response rates in the 800 mg dose group were 65%, 26%, and 0%, respectively. ACR20, 50, and 70 response rates in the 1600 mg dose group were 61%, 13%, and 4%, respectively. ACR20, 50, and 70 response rates at 24 weeks in the placebo group were 33%, 9%, and 2%, respectively.

Our initial Phase 2b data suggests that clinical responses may be maintained during B-cell recovery. In chronic diseases such as RA, long term B-cell depletion may cause safety concerns. Our clinical program is designed to optimize dose and schedule for maximal efficacy and patient convenience without resulting in long term B-cell depletion.

FDA Approved CD20-Directed Therapies in RA.  Rituxan® is a mAb that is targeted to the CD20 antigen and was previously approved for the treatment of NHL. In February 2006, it was approved for marketing in the United States by the FDA, for the treatment of patients with moderate to severe RA who have failed one or more anti-TNF therapies. The recommended dose and schedule for Rituxan in RA is two intravenous infusions of 1 gm each separated by two weeks, in combination with continued methotrexate (10 to 25 mg weekly). Patients given this regimen show B-cell depletion for at least six months with some showing B- cell depletion for over three years. There is no recommended treatment for patients with symptomatic RA and concomitant B-cell depletion. We believe that the dose-dependent B-cell depletion shown by TRU-015 may allow us to choose a dose and schedule that offers similar or greater efficacy while improving safety as a result of a shorter period of B-cell depletion. Additionally, the Rituxan -product label contains warnings related to infusion reactions, including fatal infusion reactions. We believe that the attenuated CDC activity of TRU-015 relative to Rituxan may allow for safer infusion protocols. TRU-015 is a smaller molecule than Rituxan and may diffuse more rapidly to disease sites. We believe this characteristic of TRU-015 may allow it to show greater efficacy or more rapid onset of action in future studies.

TRU-015 for RA Ongoing Clinical Development.  Our partner, Wyeth, has initiated the second Phase 2b clinical trial (2203) for TRU-015. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study has been designed in a way that we believe could be supportive of a registration package with the FDA.

SBI-087

SBI-087 is our next generation, humanized, CD20-directed product candidate for the treatment of RA, SLE, and other autoimmune and inflammatory diseases. Preclinical studies conducted by Wyeth evaluated the PK and PD of SBI-087 following a single intravenous dose. Administration of SBI-087 resulted in dose-dependent B-lymphocyte depletion in peripheral blood and lymphoid tissues that was more profound and sustained in SBI-087-treated groups compared with rituximab.

Rheumatoid Arthritis

Background.  As discussed with TRU-015, RA is an autoimmune disease characterized by inflammation of the joint lining, called the synovium. In RA, a person’s immune system attacks the synovium, resulting in the thickening of the normally thin membrane and degradation of the cartilage and bone at the joint. Though the primary symptoms of RA are pain, stiffness and swelling of joints, additional symptoms may include fatigue, weakness, muscle pain, and lumps of tissue under the skin. Tissue damage from the inflammation ultimately results in deformity and disability.

SBI-087 for RA Ongoing Clinical Development.  Our partner, Wyeth, has commenced a Phase 1 dose escalation clinical trial designed to evaluate the safety, tolerability, PK and PD of a single dose of SBI-087 in patients with RA, and patient dosing is underway.

Systemic Lupus Erythematosus

Background.  SLE is a debilitating, chronic, inflammatory autoimmune disease characterized by the presence of auto-reactive antibodies. It can cause disease in the skin, internal organs, and the nervous system. Some of the most common symptoms include extreme fatigue, painful or swollen joints, fever, skin rashes, and kidney problems.

SLE is a chronic condition with episodic periods of disease activity, known as flares, and periods of remission. Currently, there is no cure for SLE, and symptomatic treatment is used in an effort to prevent flares or treat them when they occur. We believe that B- cell-depletion therapy is a promising approach toward a targeted therapy in SLE.

Potential Market.  According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. The prevalence of SLE varies significantly on a country-to-country basis. We believe there is a large, unmet medical need in the SLE patient population as SLE patients have a death rate three times higher than that of the general population despite the fact that most patients are young and middle-aged individuals.

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

SBI-087 for SLE Planned Clinical Development.  Our partner, Wyeth, has filed an IND application for this indication and we expect clinical evaluation to begin in mid-2009.

Commercialization Rights

Our collaboration agreement with Wyeth includes a worldwide licensing and commercialization agreement for the development of TRU-015 and other therapies. We retain an option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. See “Business — Our Strategic Collaboration with Wyeth.”

TRU-016

Our proprietary TRU-016 program is focused on the development of a novel CD37-directed therapy for B-cell malignancies, such as CLL and NHL. CD37 is a clinically validated target for the treatment of B-cell malignancies and our TRU-016 product candidate has been designed for a desired therapeutic label surrounding B-cell depletion in these B-cell malignancies. CD37 is found at high levels on B cells and at lower levels on a subpopulation of T cells and myeloid cells. Experiments suggest that CD37 plays an important role in B-cell regulation. In addition, CD37 is known to be highly overexpressed in patients with CLL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics. We are currently conducting a Phase 1/2 clinical trial of TRU-016 in CLL. We also believe TRU-016 may have applications in autoimmune and inflammatory disease indications.

B-cell Malignancies: Chronic Lymphocytic Leukemia and Non-Hodgkin’s Lymphoma

Background.  B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre B cells and mature B cells. NHL is a diverse group of lymphocytic malignancies, approximately 85% of which are B-cell malignancies.

Preclinical data has demonstrated that TRU-016 induces potent ADCC against primary B-CLL cells, demonstrates significant in vivo therapeutic efficacy, and induces potent apoptosis in primary CLL cells. In addition, as shown below, combination therapy with a CD37-directed SMIPtm product candidate and CD20-directed therapy with Rituxan® has shown greater preclinical efficacy than either therapy alone.

Potential Market.  According to the National Cancer Institute, CLL is estimated to affect 70,000 people in the United States. Approximately 10,000 new cases of CLL are diagnosed each year according to the ACS and they estimate that 15,110 new cases of CLL were diagnosed in the United States during 2008. Approximately 4,390 people died of CLL in the United States during 2008. In addition, according to the ACS, NHL is one of the most common types of cancer with approximately 63,000 new cases diagnosed each year.

Rituxan/Mabthera® was approved for the treatment of NHL in 1997. Total reported worldwide sales of Rituxan/Mabthera surpassed $5 billion in 2008.

Current Treatments.  While available CLL and NHL therapies include chemotherapy, radiation therapy, surgery and bone and stem cell transplantation, biologics have become the standard of care to treat these cancers. Biologic therapies for NHL include interferon and mAbs such as Rituxan/Mabthera, Bexxar® and Zevalin®. These mAbs all target CD20 on B cells, and Bexxar and Zevalin are radiolabeled. In addition, Campath® is a CD52-targeted mAb indicated for CLL.

TRU-016: Superior Efficacy in Indolent NHL Model

Survival Rate	Tumor-Free Percentage

TRU-016 for CLL Ongoing Clinical Development.  Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL. The open label clinical trial is composed of two parts- a Phase 1 dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TRU-016; and a Phase 2 expansion cohort designed to further evaluate safety and to estimate clinical activity of TRU-016 in patients with previously treated CLL or small lymphocytic leukemia.

Our Strategic Collaboration With Wyeth

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we also have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-

year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Due to the research period extension, Wyeth’s collaboration research funding commitments to us increased by approximately $3.3 million in exchange for committed research services from us through December 22, 2009.

Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Wyeth is also obligated to make payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments on future licensed product sales.

Our relationship with Wyeth with respect to CD20 and one additional target is mutually exclusive. This means that neither of us can pursue the development or commercialization of any protein therapeutic directed to either of these targets outside of the collaboration. This exclusive arrangement will continue with respect to development activities related to each of these targets until the earlier to occur of the first commercial sale in a major indication of a protein therapeutic directed to the applicable target and developed under the collaboration or the termination of the agreement, and, with respect to commercialization activities, until the earlier to occur of the five-year anniversary of first commercial sale in a major indication of a protein therapeutic directed to the applicable target and developed under the collaboration or the termination of the agreement.

With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a development committee, consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Wyeth. Wyeth may terminate the collaboration in whole or in part without cause by giving us 90 days’ written notice. Wyeth also has the right to terminate the agreement on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture or commercialize the product candidate directed at that target. Either party may terminate the collaboration in the event of an uncured material breach of the agreement by the other party.

In January 2009, Pfizer and Wyeth announced that they have entered into a merger agreement pursuant to which Pfizer will acquire Wyeth. Pfizer and Wyeth announced that they expect the merger to close in late Q3 2009 or early Q4 2009. In the event of a change of control of Wyeth, the agreement would remain in effect and we are entitled to request further written assurances from the successor in interest to Wyeth reaffirming the commitment of the successor in interest to comply with the terms and conditions of the agreement.

If the successor in interest to Wyeth has ongoing development and/or commercialization activities that would violate the mutual exclusivity provisions of the collaboration agreement, we have the right to require the successor in interest to engage in good faith discussions regarding the terms and conditions on which the successor in interest would pay reasonable financial consideration to us with respect to those development and commercialization activities. If we and the successor in interest do not agree to terms, we have the right to require the successor in interest to enter into an agreement to divest such development and commercialization activities, or to divest the relevant collaboration agreement products to a third party. If the successor in interest does not divest such development and commercialization activities or such collaboration agreement products, we have the right to terminate all licenses related to CD20 and/or the additional specified target, as applicable.

If in connection with Wyeth’s change of control, Wyeth is required or voluntarily decides to divest itself of one or more of the products under the collaboration agreement, then Wyeth must offer us an exclusive opportunity to negotiate the acquisition or license of all of Wyeth’s rights to that product on commercially reasonable terms. If we do not conclude an agreement with Wyeth covering the product, Wyeth can divest itself of the product but the terms of that divestiture cannot be more favorable than those that were last offered to us unless we are given the opportunity to accept those more favorable terms.

Upon a change of control of Trubion, the agreement would remain in effect, subject to the right of Wyeth to terminate specified provisions of the agreement.

Competition

The pharmaceutical and biotechnology industries are intensely competitive, and any product candidate developed by us would likely compete with other drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies, and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing, marketing and personnel resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	successfully collaborate with others in the design, development and commercialization of new products;

•	attract and retain qualified scientific, medical, product development, commercial and sales and marketing personnel;

•	obtain patent and/or other proprietary protection for our processes, product candidates and technologies;

•	operate without infringing the patents and proprietary rights of third parties; and

•	obtain required regulatory approvals.

We expect to compete on, among other things, product efficacy, safety, convenience, time to market and price. In order to compete successfully we will need to identify, secure the rights to and develop products and exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected if insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive to buyers from a cost perspective.

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

Product Candidates for Autoimmune and Inflammatory Diseases.  If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan® (Genentech, Biogen Idec, and Roche), which, following its approval for RA, surpassed $5 billion in worldwide sales in 2007; Enbrel® (Amgen and Wyeth), which generated over $6 billion in worldwide sales in 2008; Remicade® (JNJ and Schering-Plough), which generated over $5.5 billion in worldwide sales in 2008; Humira® (Abbott), which generated over $4.5 billion in worldwide sales in 2008; and Orencia® (BMS), which generated $441 million in worldwide sales in 2008.

If approved for the treatment of SLE, we anticipate that our product candidates would have to compete with other B-cell depleting therapies, including CD20-directed therapeutics.

Product Candidates for B-cell Malignancies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. Although we are not aware of any CD37-directed therapeutics in development or on the market, for the treatment of CLL, NHL, or other B-cell malignancies, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Cell Therapeutics, Spectrum Pharmaceuticals and Bayer Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Bayer Schering AG).

Intellectual Property

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes.

We intend to seek patent protection for appropriate proprietary technologies by filing patent applications when possible in the United States and selected other jurisdictions. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods, and compositions to enhance our intellectual property position in the areas that are important to the development of our business. We have applied, and are applying for, patents directed to our SMIPtm technology and product candidates, our SCORPIONtm technology and our TRU-ADhanCetm technology as well as other aspects of our technology both in the United States and, when appropriate, in other jurisdictions.

Even if we are granted patents by government authorities or obtain the right to utilize them through licensing, our patents may not provide significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. For example, patents that may issue to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or have received patents in our areas of product development. Many of these entities’ applications, patents and other intellectual property rights could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect the ability to develop, manufacture or commercialize product candidates. In addition, certain parts of our SMIP product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and including certain nucleic acids, originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our product candidates, or we may be required to obtain a license to market those product candidates. To contend with these possibilities, we may have to enter into license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we are routinely in discussions with academic and commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. We cannot, however, assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

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

We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006, we filed an opposition to this patent raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A, and Wyeth. On September 11, 2008 we announced that the Opposition Division, or OD, of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision. Final resolution of the opposition proceedings will likely take a number of years. In addition to its opposition, Glaxo Group Limited filed an action with the United Kingdom High Court to revoke the U.K. counterpart of EP-B-1176981. Wyeth also initiated a revocation action. On May 19, 2008 the U.K. counterpart was revoked by Court order.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the clinical requirements of our product candidates and for all of our commercial needs. Our product candidates are currently manufactured in mammalian cell expression systems from readily available starting materials. To the extent that TRU-015 and TRU-016 advance through clinical trials, and to the extent we bring our future product candidates into clinical trials and partner the development and commercialization of any of the product candidates, we and our existing and prospective partners will be required to assess the manufacturing needs of the product candidates for clinical requirements as well as for commercial production. We may need to obtain one or more licenses to intellectual property rights held by third parties in order to manufacture each of our product candidates. While such licenses may be available, they may not be available on terms that are commercially acceptable to our existing or prospective partners or us. Should such licenses prove unavailable, we or our existing or prospective partners may choose to modify our manufacturing processes to use alternative manufacturing methods. Such modifications may result in greater expenditures of capital by us or our partners, delay commercialization, or prevent us or our partners from successfully commercializing our product candidates.

We have multiple potential sources for manufacturing our lead product candidate, TRU-015. Wyeth manufactures TRU-015 and has significant process development capabilities and extensive commercial-scale production capabilities at numerous facilities worldwide. Wyeth’s manufacturing commitment is contingent upon the effectiveness of our collaboration agreement which they may terminate without cause at any time upon 90 days’ prior written notice. However, in the event we or Wyeth terminate our collaboration agreement for certain reasons specified in the collaboration agreement, Wyeth would have limited manufacturing obligations to us. In addition to Wyeth, we have entered into agreements with Lonza Biologics and related entities for certain license rights related to Lonza’s manufacturing technology, research and development services, and for the manufacture of TRU-015 as well as other product candidates. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions, and this capacity could be used in connection with TRU-015, TRU-016, or other product candidates. As of December 31, 2008, we had committed to purchase $2.1 million of manufacturing services for TRU-016 from Lonza in 2009. Under our manufacturing agreement with Lonza, we could incur cancellation fees if we cancel production runs with insufficient advance notice.

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

United States Government Regulation

In the United States the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new biologic will follow the Biologics License Application, or BLA, route for approval, a new drug will follow the New Drug Application, or NDA, route for approval, and a drug that claims to be the same as an already approved drug may be able to follow the Abbreviated New Drug Application route for approval.

BLA and NDA Approval Process

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

The major steps required before a biologic drug may be marketed in the United States include:

•	completion of laboratory tests and animal studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a BLA or NDA, which includes the results of all required preclinical animal studies, laboratory tests, clinical trials, and data relating to the product’s pharmacology, chemistry, manufacture, and control;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the BLA or NDA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Long term preclinical tests, such as animal tests for reproductive toxicity and carcinogenicity, may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not guarantee that the FDA will allow clinical trials to commence. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the study subjects.

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

Phase 3 clinical trials usually further evaluate clinical efficacy and further test for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, if at all. The FDA or we, or our partners may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Prior to conducting Phase 3 trials, an applicant may seek a special protocol assessment which is an agreement between an applicant and the FDA on the design and size of clinical trial(s) that is/are intended to form the basis of a BLA or NDA.

Assuming successful completion of the required clinical trials, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture, and control criteria of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. The FDA reviews a BLA or NDA to determine, among other things, whether the product is safe, pure, and potent and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA also reviews a BLA or NDA to determine whether a product is safe and effective for its intended use.

Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Before approving a BLA or NDA, the FDA will also typically inspect one or more clinical sites to assure compliance with GCP.

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

Priority Review

The FDA has established priority and standard review classifications for original BLAs and NDAs and efficacy supplements. The classification of an application indicates the anticipated time frame for FDA review of completed marketing applications. The classification system, which does not preclude the FDA from doing work on other projects, provides a way of prioritizing certain BLAs and NDAs upon receipt and throughout the FDA application review process.

Under FDA policies, a biologic or drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA or NDA, as applicable, is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. Even if a BLA or NDA is initially classified as a priority application, this status can change during the FDA review process, such as in the situation where another product is approved for the same disease for which previously there was no available therapy. In addition, priority review does not guarantee that a product candidate will receive regulatory approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, we would be required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA or NDA, the FDA may require post-marketing clinical studies and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved BLA or NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA/NDA or BLA/NDA supplement before the change can be implemented. A BLA/NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA/NDA supplements as it does in reviewing BLAs/NDAs.

Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, biologics and drug companies and their manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product candidate in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, a marketing authorization for a medical product derived from biotechnology processes must be submitted under a centralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states

Reimbursement

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

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, sets forth the requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Employees

As of December 31, 2008, we had 101 full-time employees, 26 of whom held Ph.D. or M.D. degrees and 76 of whom were engaged in full-time research and development activities. In February 2009, as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure, we announced a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We were founded as a limited liability company in the state of Washington in March 1999, and operated as a development-stage company. We converted into a corporation and redomiciled in the state of Delaware in October 2002.

ITEM 1A.	RISK FACTORS

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K as well as our quarterly reports on Form 10-Q and current reports on Form 8-K. The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. Likewise, to further develop our lead proprietary product candidate,TRU-016, and our preclinical assets, we will need to raise additional funds. We may seek to raise funds, through strategic partnerships, sell additional equity or debt securities, or both, or incur other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts and may elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend which could harm our business prospects and financial condition. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. The capital markets have been experiencing extreme losses and disruption for more than 12 months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. Market volatility notwithstanding, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $25.6 million, $23.3 million and $3.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had an accumulated deficit of $92.5 million. We expect our research and development expenses to further increase as we continue to design and develop compounds and product candidates. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.

Our success depends on the success of our clinical product candidates, TRU-015, TRU-016, and SBI-087, and we cannot be certain that they will be safe or effective, complete clinical trials, receive regulatory approval, or be successfully commercialized.

Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, additional clinical trials would be required before we are able to submit a

Biologic License Application, or BLA, to the FDA for approval. In addition, our proprietary clinical candidate, TRU-016, and our Wyeth collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and as a result we do not yet have any clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we, in the case of TRU-016, or Wyeth, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval.

The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for the regulatory approval process regarding, and any subsequent commercialization of TRU-015 and SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Wyeth. In addition to the risks and uncertainties inherent in the regulatory approval process for TRU-015 and SBI-087, Wyeth may not advance the development and commercialization of TRU-015 and SBI-087 or either of these product candidates as quickly as we would like, if at all. For example, Wyeth has determined not to pursue TRU-015 for any oncology indications and discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of non-Hodgkins’ lymphoma, or NHL, that it had initiated in December 2007.

Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 for RA, SBI-087 for RA or SLE or TRU-016 for CLL or NHL may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, these product candidates will likely not receive regulatory approval. Even if any of these product candidates receive regulatory approval, the approved product candidate may never be successfully commercialized. If our product candidates do not receive regulatory approval or are not successfully commercialized, we may not be able to generate revenue, or become profitable, which would negatively affect our ability to continue operations.

We depend on our collaborative relationship with Wyeth to develop, manufacture, and commercialize TRU-015, SBI-087, and other selected product candidates.

In addition to our collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. Although Wyeth is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and for the costs associated with such activities, we were obligated to complete the Phase 2b clinical trial, and are obligated to conduct re-treatment studies in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies. Any future payments, including royalties to us, will depend on the extent to which we and Wyeth advance product candidates through development and commercialization. Wyeth may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Wyeth also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Wyeth’s ability to develop, manufacture, or commercialize one or more product candidates.

Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Wyeth and on our ability to collaborate effectively. With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Wyeth and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Wyeth. On March 27, 2008, we announced that Wyeth had determined not to proceed with CD20-directed therapies for oncology indications, and, as a result, discontinued clinical development of TRU-015 for NHL. We also announced that Wyeth no longer intends to evaluate TRU-015 in a Phase 1 study in patients with kidney disease caused by lupus.

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

Under our collaboration agreement with Wyeth, Wyeth has the option to extend the funded research period of the agreement for one additional year, until December 22, 2010. If Wyeth exercises this option, Wyeth would be obligated to pay us approximately $3.4 million in research funding for the period from December 23, 2009 until December 22, 2010. We cannot assure you that Wyeth will continue the collaboration agreement in whole or in part. In addition, the pending acquisition of Wyeth by Pfizer could adversely affect the likelihood that Wyeth will exercise its option to extend the funded research period and continue its efforts to further develop anti-CD20 therapies.

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

The pending acquisition of Wyeth by Pfizer could have an adverse effect on our collaboration with Wyeth or on our development of TRU-015, SBI-087 and other products in development under the Wyeth collaboration agreement.

In January 2009, Pfizer and Wyeth announced that they have entered into a merger agreement pursuant to which Pfizer will acquire Wyeth. Pfizer and Wyeth announced that they expect the merger to close in late Q3 2009 or early Q4 2009. If this transaction closes, subject to the change of control and divestiture provisions of the collaboration agreement discussed more fully in “Business — Our Strategic Collaboration with Wyeth,” Pfizer would assume all of Wyeth’s rights and obligations under the collaboration agreement with us and become our partner for the development of TRU-015, SBI-087 and other products in development under the collaboration agreement. As Wyeth’s successor in interest, Pfizer will have ultimate decision-making authority regarding development of TRU-015, SBI-087 and other products in development under the collaboration agreement. We have no history or existing relationship with Pfizer and, as a result, we cannot predict how or whether Pfizer will proceed with the collaboration or the development of these products. If Pfizer determines to delay, limit or abandon the development of TRU-015 or SBI-087, our business would be adversely affected.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our product candidates and to manage our expenses generated by these activities. In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. As a result of this reduction in force, we expect to record a restructuring charge of approximately $0.8 million in the first quarter of 2009. We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations.

If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.

Our restructuring may place additional strain on our resources and may harm the morale and performance of our personnel.

Our restructuring plan resulted in a workforce reduction of approximately 25%. Following the workforce reduction, we had approximately 76 employees at our facility in Seattle, Washington. Our restructuring plan may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for certain personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, certain of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

We currently rely on third-party manufacturers to supply our product candidates and will rely on third-party manufacturers to manufacture our product candidates in commercial quantities, which could delay or prevent the clinical development and future commercialization of our product candidates.

We currently depend on Wyeth for the supply of TRU-015 and SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our proprietary product candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.

Our product candidates have not yet been manufactured for commercial use. If any of our product candidates becomes a product approved for commercial sale, in order to supply our or our collaborators’ commercial requirements for such an approved product, the third-party manufacturer may need to increase its manufacturing capacity, which may require the manufacturer to fund capital improvements to support the scale-up of manufacturing and related activities. The third-party manufacturer may not be able to successfully increase its manufacturing capacity for such an approved product in a timely or economic manner, if at all. If any manufacturer is unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a new manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved product. If any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our products in sufficient quantities when needed would seriously harm our business.

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

Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not initiated any Phase 3 clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	having the capital resources available to fund additional clinical trials;

•	our or our collaborators’ ability to obtain regulatory approval to commence a clinical trial;

•	our or our collaborators’ ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays related to clinical trials, including trial design, results, and materials supply;

•	changes in regulatory requirements, policy, and guidelines; and

•	varying interpretation of data by us, any or all of our collaborators, the FDA, and similar foreign regulatory agencies.

It is possible that none of our product candidates will complete the required clinical trials in any of the markets in which we or our collaborators intend to commercialize those product candidates. Accordingly, we or our collaborators may not seek or receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

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

The occurrence of any of these risks could negatively impact the development of our product candidates which would have an adverse impact on our business prospects.

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

If our technology or our product candidates conflict with the rights of others we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us and on our collaboration agreement with Wyeth.

Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under U.S. laws. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, producing our products, or treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. For example, certain parts of our SMIPtm product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.

We are aware of previously filed U.S. patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. On September 11, 2008, we announced that the OD of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision to the Board of Appeals of the EPO. If Genentech and Biogen Idec succeed in their appeal of the OD’s decision the opposition proceeding will be reopened before the OD. If upon these further proceedings the European patent is held to be valid, either as amended prior to the OD hearing or with a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.

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

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, and confidential information, particularly when we do not believe that patent or trademark protection is appropriate or available. Trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets, and confidential information. In addition, we cannot assure you that the steps we take with employees, consultants, and advisors will provide effective protection of our confidential information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

There has been significant litigation in the biotechnology industry over patents and other proprietary rights, and if we become involved in any litigation it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses, and pay substantial royalties in order to continue to manufacture or market the affected products. We cannot assure you we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, if at all. In addition, uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Ultimately we could be prevented from commercializing a product or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs to us and an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.

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

Product Candidates for B-cell Malignancies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera® (Genentech, Biogen Idec, and Roche), Zevalin® (Cell Therapeutics, Inc., Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GSK), and Campath® (Genzyme and Bayer Schering AG).

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

Any product candidate for which we receive regulatory approval, together with the manufacturing processes, post-approval clinical data, and advertising and promotional activities for such product, will be subject to continued review and regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or on the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in, among other things:

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

Our performance largely depends on the talents and efforts of highly skilled individuals. In February 2009, as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure, we announced a reduction of approximately 25% of our workforce, across our research and administrative functions. This reduction in workforce may impair our ability to recruit and retain qualified employees and to effectively complete administrative and developmental functions. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so. Our future success depends on our continuing ability to develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. If we do not succeed in retaining and motivating our remaining personnel, our existing operations may suffer and we may be unable to effectively engage in planned operations.

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

The trading prices of many smaller publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $1.00 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

In addition, the U.S. stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of trading companies and in recent months have experienced an historical decline in value across most industry sectors. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2008, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 81% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.

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

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In June 2003 we entered into a lease agreement for 31,507 square feet of office and laboratory facilities in Seattle, Washington. On February 10, 2006, we amended the lease agreement to add an additional 15,892 square feet in the same building. The lease expires on April 30, 2013, subject to our option to extend the term for up to 10 years. On February 2, 2007, we leased an additional 3,067 square feet in the same building, through April 30, 2013. The annual lease payments for these facilities are approximately $1.5 million in the aggregate. We believe that the facilities we currently lease are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

In November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation, or the Office, of the Internal Market opposing our European registration of the trademark TRUBION for certain products and services. The Office has held in our favor with respect to the services, and in Merck’s favor with respect to the products. Our appeal of the adverse portion of the decision was rejected by the Board of Appeals. We have filed an action with the Court of First Instance of the European Communities to annul the Board decision. We intend to continue challenging the opposition vigorously.

On August 8, 2006, we filed with the European Patent Office, or EPO, an opposition to European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for the treatment of RA, raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Wyeth. On September 11, 2008, we announced that the Opposition Division, or OD, of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision. Final resolution of the opposition proceeding may take a number of years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

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

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The Nasdaq Global Market:

	High	Low

Year ended December 31, 2008
First Quarter	$12.55	$5.99
Second Quarter	$8.80	$4.39
Third Quarter	$5.40	$3.32
Fourth Quarter	$3.67	$1.01
Year ended December 31, 2007
First Quarter	$21.99	$17.38
Second Quarter	$21.50	$17.14
Third Quarter	$20.20	$11.22
Fourth Quarter	$13.27	$9.91

Stockholders

As of February 27, 2009, there were approximately 41 holders of record of our common stock.

Dividend Policy

No cash dividends have been paid on the common stock. We currently intend to retain all future income to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In 2008, we entered into a loan and security agreement that may restrict our ability to pay cash dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 18, 2006 (the date of our initial public offering) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Stock Market Index, over the same period. This graph assumes the investment of $100 on October 18, 2006 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Stock Market Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 18, 2006 was the closing sales price of $13.09 per share.

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

	10/18/2006	12/29/2006	3/31/2007	6/29/2007	9/28/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Trubion Pharmaceuticals, Inc.	$100.00	$137.59	$150.42	$159.51	$92.67	$76.39	$72.12	$33.54	$25.36	$9.78
Nasdaq Stock Market Index	$100.00	$87.97	$84.03	$84.89	$107.66	$141.40	$110.46	$75.86	$87.34	$70.60
Nasdaq Biotechnology Index	$100.00	$99.47	$96.80	$100.00	$106.44	$104.03	$97.29	$98.85	$104.16	$90.89

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto included in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Collaboration revenue	$16,467	$20,148	$36,530	$222	$—
Grant revenue	—	—	—	127	294

Total revenue	16,467	20,148	36,530	349	294
Operating expenses:
Research and development	31,608	36,466	33,309	15,212	11,640
General and administrative	11,374	10,833	9,473	4,146	2,851

Total operating expenses	42,982	47,299	42,782	19,358	14,491

Loss from operations	(26,515)	(27,151)	(6,252)	(19,009)	(14,197)
Net interest income (expense)	956	3,837	2,222	278	(16)
Other income (expense)	—	—	101	(134)	—

Loss before cumulative effect of change in accounting principle	(25,559)	(23,314)	(3,929)	(18,865)	(14,213)
Cumulative effect of change in accounting principle	—	—	—	(62)	—

Net loss	$(25,559)	$(23,314)	$(3,929)	$(18,927)	$(14,213)

Basic and diluted net loss per share	$(1.43)	$(1.32)	$(0.83)	$(23.30)	$(22.47)

Shares used in computation of basic and diluted net loss per share	17,856	17,688	4,744	812	633

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. For the years ended December 31, 2008, 2007, and 2006, we recorded non-cash stock-based employee compensation expense of $3.2 million, $2.9 million and $3.9 million, respectively. See Note 10 of the Notes to Financial Statements for further discussion.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$52,897	$78,515	$105,801	$9,792	$13,944
Receivable from collaboration	3,084	4,237	4,354	40,000	—
Working capital	45,287	69,132	93,188	37,881	11,503
Total assets	67,290	95,174	121,394	54,009	17,738
Deferred revenue	19,493	24,854	31,778	39,778	—
Non-current portion of notes payable	8,261	7,567	6,708	1,276	1,198
Preferred stock warrant liability	—	—	—	282	—
Convertible preferred stock	—	—	—	45,753	33,809
Total stockholders’ equity (deficit)	31,468	53,313	72,654	(37,902)	(20,962)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes thereto that appear elsewhere in this annual report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this annual report.

Overview

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, a new generation of antibody alternatives. Our current therapeutics under development target specific antigens on B cells such as CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.

Our lead product candidate, TRU-015, which we are developing with our partner Wyeth, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, and a second Phase 2b clinical trial is under way. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the FDA.

In collaboration with us, Wyeth is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Wyeth’s clinical experience with our lead compound, TRU-015, and is based on our SMIP technology. Wyeth has commenced a Phase I study of SBI-087 for RA, and patient dosing is underway. In addition to RA, Wyeth intends to pursue clinical evaluation of SBI-087 in systemic lupus erythematosus, or SLE, and Wyeth has filed an IND application for this indication.

Our proprietary product candidate, TRU-016, is a novel CD37-directed therapy for the treatment of B-cell mediated diseases, such as chronic lymphocytic leukemia, or CLL, and certain autoimmune and inflammatory disease indications. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL.

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Due to the research period extension, Wyeth’s collaboration research funding commitments to us increased by approximately $3.3 million in exchange for committed research services from us through December 22, 2009.

Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Wyeth is also obligated to make payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the specified achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments in the event of future licensed product sales. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

In January 2009, Pfizer and Wyeth announced that they have entered into a merger agreement pursuant to which Pfizer will acquire Wyeth. In the event of a change of control of Wyeth, the agreement would remain in effect and we are entitled to request further written assurances from the successor in interest to Wyeth reaffirming the commitment of the successor in interest to comply with the terms and conditions of the agreement.

If the successor in interest to Wyeth has ongoing development and/or commercialization activities that would violate the mutual exclusivity provisions of the collaboration agreement, we have the right to require the successor in interest to engage in good faith discussions regarding the terms and conditions on which the successor in interest would pay reasonable financial consideration to us with respect to those development and commercialization activities. If we and the successor in interest do not agree to terms, we have the right to require the successor in interest to enter into an agreement to divest such development and commercialization activities, or to divest the relevant collaboration agreement products to a third party. If the successor in interest does not divest such development and commercialization activities or such collaboration agreement products, we have the right to terminate all licenses related to CD20 and/or the additional specified target, as applicable.

If in connection with Wyeth’s change of control, Wyeth is required or voluntarily decides to divest itself of one or more of the products under the collaboration agreement, then Wyeth must offer us an exclusive opportunity to negotiate the acquisition or license of all of Wyeth’s rights to that product on commercially reasonable terms. If we do not conclude an agreement with Wyeth covering the product, Wyeth can divest itself of the product but the terms of that divestiture cannot be more favorable than those that were last offered to us unless we are given the opportunity to accept those more favorable terms.

Upon a change of control of Trubion, the agreement would remain in effect, subject to the right of Wyeth to terminate specified provisions of the agreement.

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

We have incurred significant losses since our inception. As of December 31, 2008, our accumulated deficit was $92.5 million and total stockholders’ equity was $31.5 million. During the year ended December 31, 2008, 2007 and 2006, we recognized net losses of $25.6 million, $23.3 million and $3.9 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials and expand our research and development efforts. In addition, revenue may decrease in the future as a result of the transfer to Wyeth of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Wyeth, which may result in a decline in the associated collaborative research revenue, and a decline in revenue associated with the amortization of the up-front fee paid by Wyeth as the estimated service period is extended.

We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings, and government grants.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. An accounting policy is considered to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this annual report on Form 10-K. Although we believe our judgments and estimates are appropriate, actual results may differ from those estimates.

Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2008 in this annual report on Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, stock-based compensation and valuation of investments are the most critical to understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue from our collaboration agreement with Wyeth, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones, and future product royalties. Revenue related to the Wyeth collaboration is recognized as follows:

Up-Front Fees and License Fee.  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012, due to an extension of the estimated service period of our obligations to conduct clinical activities under our agreement with Wyeth. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. The adjustment during the third quarter of 2008 was the second adjustment to the estimated research and development service period since the inception of the collaboration agreement with Wyeth. Adjustments to the research and development service period are made prospectively. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period.

Collaborative Research Funding.  Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred. Reimbursed costs are subject to the estimation processes described in the preclinical study, clinical trial and manufacturing accruals processes described below and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates.

Milestones.  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

Preclinical Study, Clinical Trial and Manufacturing Accruals

We estimate our preclinical study, clinical trial and manufacturing accrued expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Research and development costs are expensed as the related goods are delivered or the related services are performed. Our preclinical study, clinical trial and manufacturing expenses include the following:

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. Employee stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.

The fair value of each employee option grant in the years ended December 31, 2008, 2007 and 2006, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.80% — 3.40%	3.78% — 4.78%	4.57% — 5.04%
Weighted-average expected life (in years)	6.04	6.14	6.00
Expected dividend yield	0%	0%	0%
Expected volatility rate	70% — 74%	65% — 75%	75%
Weighted-average estimated fair value of employee options	$5.29	$12.87	$15.39

For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of its common stock, risk free interest rates and expected dividend yields of our common stock. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 100%.

Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, remeasure unvested options and record the stock-based compensation using the valuation as of the vesting date. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated. Changes in the market price of our stock could materially change the value of an option and the resulting stock-based compensation expense. We expect stock-based compensation expense associated with non-employee options to fluctuate in the future based on the volatility of our future stock price.

Valuation of Investments

We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all of our investments held as of December 31, 2008 are actively traded and our estimate of fair value is based upon quoted market prices. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Recently Adopted Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We do not believe the adoption of the portion of the pronouncement covered by the deferral will have a material impact on our results of operations or financial condition.

In June 2007 the EITF reached a final consensus on EITF issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. Effective January 1, 2008, we adopted EITF 07-3. For the year ended December 31, 2008, the adoption of EITF 07-3 resulted in an increase in prepaid expenses and a decrease in research and development expenses of approximately $1.0 million.

Recent Accounting Pronouncements

In November 2007 the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 will require us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require us to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. We have evaluated the impact of adopting EITF 07-1 on our financial statements and do not expect any impact on our results of operations or financial position.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Revenue

Revenue decreased to $16.5 million in 2008 from $20.1 million in 2007 and from $36.5 million in 2006. The decrease in 2008 compared to 2007 was due to a decrease in reimbursement revenue from the Wyeth collaboration related to the Phase 2b clinical trial for our lead product candidate, TRU-015, in the treatment of RA, an extension of the recognition of the up-front fee and a decline in reimbursable legal costs. Revenue for the year ended December 31, 2008 was comprised of $11.1 million for collaborative research funding and $5.4 million for recognition of the $40 million up-front fee. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period, which is currently estimated to be seven years, or through December 2012. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. This change in estimate reduced recognition of the up-front fee during 2008 by $487,000. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available.

Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed legal and clinical development costs, and the recognition of the associated collaborative research revenue under the Wyeth collaboration agreement. Our actual revenue, however, could differ materially from anticipated revenue.

The decrease in 2007 compared to 2006 was due to decreased milestone revenue, with $8 million of milestone revenue recognized in 2006 and none in 2007, reduced reimbursement revenue from the Wyeth collaboration as a result of the successful transfer of manufacturing activities for TRU-015 from us to Wyeth in 2007, and decreased revenue related to an extension of the recognition period for the up-front fee. These decreases were partially offset by an increase in reimbursable clinical costs related to our Phase 2b clinical trial for TRU-015. Revenue for the year ended December 31, 2007 was comprised of $13.2 million for collaborative research funding and $6.9 million for recognition of the $40 million up-front fee. Revenue in the year ended December 31, 2006 was comprised of $20.5 million for collaborative research funding, $8 million for recognition of the $40 million up-front fee and $8 million for a milestone payment.

Research and Development Expenses

Research and development expenses decreased to $31.6 million in 2008 from $36.5 million in 2007 and $33.3 million in 2006. The decrease in 2008 was primarily due to decreased outside manufacturing costs related to our TRU-016 product candidate, decreased clinical costs related to our Phase 2b clinical trial for TRU-015 and decreased costs for lab expenses for TRU-016. We expect research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the advancement of our preclinical programs, and product candidate manufacturing costs. This increase in research and development costs will be partially offset by our restructuring in February 2009. In connection with this restructuring, we estimate that we will incur a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.6 million of which will be classified as research and development expense. Our actual research and development expenses could differ materially from those anticipated.

The increase in 2007 compared to 2006 was primarily due to increased clinical costs related to our Phase 2b clinical trial for TRU-015, increased personnel-related expenses due to increased headcount, increased outside manufacturing costs related to our TRU-016 product candidate, increased lab supplies to support our research activities and increased facilities costs. These increases were partially offset by lower outside manufacturing costs for TRU-015 due to the successful transfer of manufacturing activities to Wyeth in the first quarter of 2007 and lower non-cash stock-based compensation charges.

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

Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Research and preclinical programs	$20,257	$21,344	$14,856
Clinical development programs	11,351	15,122	18,453

Total research and development	$31,608	$36,466	$33,309

Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, lab expenses and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in 2008 compared to 2007 due to decreased lab expenses for TRU-016 as this program moved from a preclinical program to a clinical program. Research and preclinical program costs increased in 2007 compared to 2006 due to increased personnel-related expenses due to increased headcount, increased lab supplies to support our research activities and increased facilities costs. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities and depreciation. Clinical development program costs decreased in 2008 compared to 2007 due to decreased outside manufacturing costs related to our TRU-016 product candidate and decreased clinical costs related to our Phase 2b clinical trial for TRU-015. These costs were partially offset by expenses associated with the commencement of the Phase 1/2 clinical trial for TRU-016 in CLL. Clinical development program costs decreased in 2007 compared to 2006 due to decreased outside manufacturing costs resulting from the successful transfer of manufacturing activities for TRU-015 to Wyeth in the first quarter of 2007. This decrease was partially offset by higher clinical costs related to our Phase 2b clinical trial for TRU-015 and outside manufacturing costs related to our TRU-016 program.

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

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase 2a and 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other SMIPtm product candidates with Wyeth and our TRU-016 product candidate, together with other SMIPtm product candidates that are outside of the collaboration, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential and value to potential partners. In addition, due to the limited availability of capital we may not be able to fund programs adequately, or at all. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.

General and Administrative Expenses

General and administrative expenses increased to $11.4 million in 2008 from $10.8 million in 2007 and $9.5 million in 2006. The increase in 2008 compared to 2007 was primarily due to increased consulting and outside service fees and increased non-cash stock-based compensation expense partially offset by decreased fees related to filings for the protection of our intellectual property. The increase in 2007 compared to 2006 was primarily due to increased personnel-related expenses, increased consulting and outside service fees incurred in support of being a publicly traded company and increased fees related to filings for the protection of our intellectual property offset by decreased non-cash stock-based compensation expenses. We expect our general and administrative expenses to decline in 2009 as a result of our restructuring during the first quarter of 2009. In connection with this restructuring, we estimate that we will incur a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.2 million of which will be classified as general and administrative expense. Our actual general and administrative expenses are likely to fluctuate in the future and could differ materially from those anticipated.

Net Interest Income

Net interest income decreased to $1.0 million in 2008 compared to $3.8 million in 2007 and $2.2 million in 2006. The decrease in 2008 compared to 2007 was the result of a decline in interest rates and a decrease in our average cash and investment balance in 2008 compared to 2007. The increase in 2007 compared to 2006 was primarily the result of an increase in our average cash balance in 2007 compared to 2006. The increase in our average cash balance in 2007 was due to the net proceeds of our initial public offering and concurrent private placement to Wyeth in October 2006 and payments received in 2007 under our Wyeth collaboration. We expect net interest income to decrease in the future as a result of a declining cash balance and the current interest rate environment.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of $54.4 million. We also had federal research and development tax credit carryforwards of $2.0 million. If not utilized, the net operating loss and tax credit carryforwards will expire between 2021 and 2027.

Liquidity and Capital Resources

As of December 31, 2008, we had $52.9 million in cash, cash equivalents and short-term investments and a $3.1 million receivable from Wyeth for collaborative research funding. In January 2006, we received payment of a $40 million up-front fee in connection with our collaboration agreement with Wyeth. In October 2006, we completed our initial public offering of 4,600,000 shares of common stock at a public offering price of $13.00 per share for gross proceeds of $59.8 million. Net proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We also received net proceeds of $10.4 million from the sale of 800,000 shares of common stock at $13.00 per share in the concurrent private placement to Wyeth. We have received additional funding from asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. We have no exposure to auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Operating Activities.  Net cash used in operating activities was $23.9 million and $26.4 million for the years ended December 31, 2008 and 2007, respectively, compared to net cash provided by operating activities of $35.1 million for the year ended December 31, 2006. Net cash used in operations during 2008 was primarily due to personnel-related costs, clinical trial costs, legal and professional fees, lab supplies to support our research activities, facilities costs and administrative costs. Net cash used in operations during 2007 was primarily a result of personnel-related costs, clinical trial costs, legal and professional fees, lab supplies to support our research activities, outside manufacturing costs, facilities costs and administrative costs incurred as a result of being a publicly traded company. Net cash provided by operating activities in 2006 was primarily the $40 million up-front fee received from Wyeth in January 2006, partially offset by operating costs. We expect net cash used in operations to increase in the future as we continue to expand our clinical activities.

Investing Activities.  Net cash provided by investing activities was $12.4 million and $9.1 million for the years ended December 31, 2008 and 2007. Net cash used in investing activities was $51.9 million for the year ended December 31, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. Purchases of property and equipment were $1.3 million, $3.8 million, and $8.0 million in the years ended December 31, 2008, 2007, and 2006, respectively. We expect to continue to make investments in property and equipment in 2009, however, to a lesser extent than in 2008.

Financing Activities.  Net cash used in financing activities was $373,000 in the year ended December 31, 2008 compared to net cash provided by financing activities of $2.7 million and $68.5 million in the years ended December 31, 2007 and 2006, respectively. In 2008, financing activities consisted primarily of $10.0 million in proceeds under a new debt facility, offset by $9.5 million in payments against pre-existing equipment financing arrangements and $900,000 in other debt payments. In 2007, financing activities consisted primarily of net proceeds from an equipment financing arrangement of $2.2 million. In 2006, financing activities consisted primarily of net proceeds received from our initial public offering of $52.8 million, net proceeds from our concurrent private placement to Wyeth in October 2006 of $10.4 million, as well as net proceeds from an equipment financing arrangement of $5.2 million.

We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica Bank, or Comerica, under our existing debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the year ended December 31, 2008. The full $10.0 million available under the SVB facility was drawn at closing and is payable in fixed equal payments of principal plus accrued interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and interest due July 25, 2013.

The loan and security agreement with SVB contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. We were in compliance with all covenants under the loan and security agreement as of December 31, 2008. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.

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

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the ability to raise capital through strategic partnerships or in the debt/equity markets;

•	milestone payments projected to be received under the Wyeth collaboration agreement;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the number of programs we pursue;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships, or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Our future contractual obligations as of December 31, 2008 were as follows (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Notes payable (including interest)	$11,369	$1,838	$3,487	$6,044	$—
Manufacturing commitment	2,100	2,100	—	—	—
Operating lease obligations	6,429	1,495	2,966	1,968	—

Total	$19,898	$5,433	$6,453	$8,012	$—

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

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $47,000 as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page 56.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited Trubion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trubion Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trubion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 financial statements of Trubion Pharmaceuticals, Inc. and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 11, 2009

ITEM 9B.	OTHER INFORMATION

On March 4, 2009, the compensation committee of our board of directors recommended that our board designate Scott C. Stromatt M.D., currently serving as our Senior Vice President and Chief Medical Officer, as one of our executive officers. The compensation committee also recommended that we enter into an employment agreement with Dr. Stromatt in substantially the same form as the employment agreements we have with our other executive officers. On March 10, 2009, our board approved Dr. Stromatt’s appointment as an executive officer and the execution of an employment agreement with Dr. Stromatt in the form recommended by our compensation committee. On March 11, 2009, we executed and entered into an employment agreement with Dr. Stromatt.

Pursuant to the terms of his employment agreement, Dr. Stromatt is an at-will employee with an annual base salary of not less than $315,000. In addition, Dr. Stromatt is eligible to receive annual cash incentive compensation if certain milestones, to be established by our board or compensation committee, are achieved, and to participate in our equity compensation plans, in each case as determined by our board or compensation committee. If Dr. Stromatt’s employment is terminated without cause or if he resigns for good reason he will be entitled to receive a lump-sum severance payment equal to 12 months of his base salary, reimbursement of COBRA premiums for up to 12 months and immediate vesting of that number of shares of his unvested options and other then-outstanding equity awards that would have vested if he had continued to be employed by us for 12 additional months following the termination date.

If Dr. Stromatt’s employment is terminated without cause or if he resigns for good reason, either within the period beginning three months before and ending twelve months after a change in control or if his termination is required in the merger or other agreement relating to the change in control or is at the request of the other party or parties to the transaction, Dr. Stromatt’s unvested options and other then-outstanding equity awards shall be immediately vested and he will be entitled to receive a lump-sum severance payment equal to 15 months of his base salary and reimbursement of COBRA premiums for up to 15 months.

To obtain the severance payments and the other benefits listed above, Dr. Stromatt would be required to execute our standard form of release of claims. Dr. Stromatt’s employment agreement also includes a requirement that he not compete with us or solicit our employees for one year from the date of termination.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part in the sections captioned “Board of Directors,” “Summary of Trubion’s Corporate Governance Guidelines,” “Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 27, 2009, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is contained in the section captioned “Executive Compensation” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 27, 2009, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in part in the sections captioned “Voting Securities and Principal Holders” and “Other Matters — Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 27, 2009, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the sections captioned “Transactions with Related Persons” and “Summary of Trubion’s Corporate Governance Guidelines” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 27, 2009, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the section captioned “Audit Committee Matters — Independent Auditor Fees” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 27, 2009, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements

The financial statements required by this item are included herein:

(a) 2.  Financial Statement Schedules

None.

(a) 3.  Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation (exhibit 3.1)
3	.2(11)	Amended and Restated Bylaws (exhibit 3.1)
4	.1(2)	Form of common stock certificate (exhibit 4.1)
4	.2(1)	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (exhibit 4.2)
4	.3(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (exhibit 4.3)
10	.1(1)+	Form of Indemnification Agreement entered into between the registrant and its directors and officers (exhibit 10.1)
10	.2(1)+	2002 Stock Plan (exhibit 10.2)
10	.3(1)+	Form of Stock Option Agreement under the 2002 Stock Plan (exhibit 10.3)
10	.4(1)+	2002 Equity Incentive Plan (exhibit 10.4)
10	.5(1)+	Form of Stock Option Agreement under the 2002 Equity Incentive Plan (exhibit 10.5)
10	.6(2)+	2006 Equity Incentive Plan (exhibit 10.6)
10	.7(2)+	Form of Stock Option Agreement under the 2006 Equity Incentive Plan (exhibit 10.7)
10	.8(1)	Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated April 28, 2003 (exhibit 10.8)

Exhibit
Number		Description

10	.9(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated December 8, 2004 (exhibit 10.9)
10	.10(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated February 1, 2006 (exhibit 10.10)
10	.11(10)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, L.L.C, dated February 2, 2007 (exhibit 10.1)
10	.12(3)	Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated December 19, 2005 (exhibit 10.11)
10	.13(5)†	Amendment No. 1 to the Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated November 30, 2006 (exhibit 10.12)
10	.14(1)	Common Stock Purchase Agreement between the registrant and Wyeth, dated December 19, 2005 (exhibit 10.12)
10	.15(10)	Novation Agreement effective as of January 1, 2007, among the registrant, Lonza Biologics, Inc. and Lonza Sales AG, effective January 1, 2007 (exhibit 10.3)
10	.16(7)+	Employment Agreement between the registrant and Peter A. Thompson, M.D., FACP dated March 21, 2008 (exhibit 10.1)
10	.17(7)+	Employment Agreement between the registrant and Michelle Burris dated March 21, 2008 (exhibit 10.2)
10	.18(7)+	Employment Agreement between the registrant and Daniel J. Burge dated March 21, 2008 (exhibit 10.3)
10	.19(7)+	Employment Agreement between the registrant and Kathleen McKereghan Deeley dated March 21, 2008 (exhibit 10.4)
10	.20(7)+	Employment Agreement between the registrant and Kendall M. Mohler, Ph.D. dated March 21, 2008 (exhibit 10.5)
10	.21(8)	Form of Amendment No. 1 to Employment Agreement between the registrant and each Executive Officer (exhibit 10.1)
10	.22(1)	Consulting Agreement with Lee R. Brettman, M.D., FACP, dated January 1, 2003 (exhibit 10.31)
10	.23(1)	Letter from Oxford Finance Corporation, dated April 2, 2003 (exhibit 10.33)
10	.24(1)	Letter from Oxford Finance Corporation, dated November 3, 2004 (exhibit 10.34)
10	.25(1)	Master Security Agreement with Oxford Finance Corporation, dated June 18, 2003 (exhibit 10.35)
10	.26(1)	Form of Oxford Finance Corporation Promissory Note (exhibit 10.36)
10	.27(1)†	Technology & Investment Agreement by and among the registrant, Jeffrey A. Ledbetter, Ph.D., Martha Hayden-Ledbetter, Ph.D., and the Pacific Northwest Research Institute, dated December 31, 2001 (exhibit 10.39)
10	.28(4)	Independent Contractor Agreement between the registrant and Martha Hayden-Ledbetter, Ph.D., dated May 1, 2004 (exhibit 10.40)
10	.29(9)	Loan and Security Agreement between the registrant and Silicon Valley Bank, dated July 25, 2008 (exhibit 99.1)
10	.30(6)	First Amendment to Loan and Security Agreement between the registrant and Comerica Bank, entered into as of July 24, 2007 (exhibit 10.1)
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of Chief Executive Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

31	.2*	Certification of Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Chief Executive Officer and Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(2)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(3)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 5, 2006 (File No. 333-134709).

(4)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 18, 2006 (File No. 333-134709).

(5)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2007 (File No. 001-33054).

(6)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2007 (File No. 001-33054).

(7)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2008 (File No. 001-33054).

(8)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K/A filed with the SEC on April 8, 2008 (File No. 001-33054).

(9)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2008 (File No. 001-33054).

(10)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008 (File No. 001-33054).

(11)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

†	Portions of the agreement are subject to confidential treatment

+	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 12, 2009.

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

Signature	Title	Date

/s/ Peter A. Thompson Peter A. Thompson, M.D., FACP	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 12, 2009

/s/ Michelle G. Burris Michelle G. Burris	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2009

/s/ Lee R. Brettman Lee R. Brettman, M.D., FACP	Director	March 12, 2009

/s/ Patrick J. Heron Patrick J. Heron	Director	March 12, 2009

/s/ Anders D. Hove Anders D. Hove, M.D.	Director	March 12, 2009

/s/ Steven Gillis Steven Gillis, Ph.D.	Director	March 12, 2009

/s/ David A. Mann David A. Mann	Director	March 12, 2009

Signature	Title	Date

/s/ Samuel R. Saks Samuel R. Saks, M.D.	Director	March 12, 2009

/s/ David Schnell David Schnell, M.D.	Director	March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Trubion Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trubion Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted Emerging Issues Task Force, or EITF, 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, as of January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Ernst & Young LLP

Seattle, Washington
March 11, 2009

TRUBION PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and par value)

ASSETS
Current assets:
Cash and cash equivalents	$29,969	$41,827
Investments	22,928	36,688
Receivable from collaboration	3,084	4,237
Prepaid expenses	2,112	1,224

Total current assets	58,093	83,976
Property and equipment, net	9,190	11,163
Other assets	7	35

Total assets	$67,290	$95,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301	$1,031
Accrued liabilities	4,981	3,337
Accrued compensation	1,169	2,022
Current portion of notes payable	1,302	2,426
Current portion of deferred rent	180	180
Current portion of deferred revenue	4,873	5,848

Total current liabilities	12,806	14,844
Non-current portion of notes payable	8,261	7,567
Non-current portion of deferred rent	135	315
Non-current portion of deferred revenue	14,620	19,006
Interest rate swap liability	—	129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at December 31, 2008 and 2007; issued and outstanding — none at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; outstanding — 17,882,307 and 17,792,170 at December 31, 2008 and 2007, respectively	18	18
Additional paid-in capital	123,846	120,471
Deferred stock-based compensation	(30)	(294)
Accumulated other comprehensive income	103	28
Accumulated deficit	(92,469)	(66,910)

Total stockholders’ equity	31,468	53,313

Total liabilities and stockholders’ equity	$67,290	$95,174

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue:
Collaboration revenue	$16,467	$20,148	$36,530
Operating expenses:
Research and development	31,608	36,466	33,309
General and administrative	11,374	10,833	9,473

Total operating expenses	42,982	47,299	42,782

Loss from operations	(26,515)	(27,151)	(6,252)
Interest income	1,781	4,607	2,494
Interest expense	(825)	(770)	(272)
Other income	—	—	101

Net loss	$(25,559)	$(23,314)	$(3,929)

Basic and diluted net loss per share	$(1.43)	$(1.32)	$(0.83)

Shares used in computation of basic and diluted net loss per share	17,856	17,688	4,744

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at January 1, 2006	10,652,057	$45,753	1,395,201	$1	$3,357	$(1,591)	$(2)	$(39,667)	$(37,902)
Issuance of common stock upon exercise of stock options	—	—	93,167	—	94	—	—	—	94
Stock-based compensation to non-employees at fair value	—	—	—	—	834	—	—	—	834
Vesting of non-employee restricted stock	—	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	3,573	—	—	—	3,573
Amortization of deferred stock-based compensation	—	—	—	—	—	530	—	—	530
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(132)	132	—	—	—
Stock option modification	—	—	—	—	230	79	—	—	309
Conversion of preferred stock to common stock	(10,652,057)	(45,753)	10,652,057	11	45,742	—	—	—	45,753
Net exercise of preferred stock warrants into common stock	—	—	13,893	—	181	—	—	—	181
Issuance of common stock for cash in initial public offering, net of offering expenses of $7,020	—	—	4,600,000	5	52,775	—	—	—	52,780
Issuance of common stock for cash in private placement offering	—	—	800,000	1	10,399	—	—	—	10,400
Comprehensive loss
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	(3,929)	(3,929)

Comprehensive loss									(3,906)

Balance at December 31, 2006 (carried forward)	—	$—	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT) — (Continued)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at December 31, 2006 (brought forward)	—	$—	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654
Issuance of common stock upon exercise of stock options	—	—	237,852	—	468	—	—	—	468
Stock-based compensation to non-employees at fair value	—	—	—	—	91	—	—	—	91
Stock-based compensation expense	—	—	—	—	2,881	—	—	—	2,881
Amortization of deferred stock-based compensation	—	—	—	—	—	526	—	—	526
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(30)	30	—	—	—
Comprehensive loss
Change in valuation of interest rate swap liability for the twelve months ended December 31, 2007	—	—	—	—	—	—	(129)	—	(129)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	—	(23,314)	(23,314)

Comprehensive loss									(23,307)

Balance at December 31, 2007 (carried forward)	—	$—	17,792,170	$18	$120,471	$(294)	$28	$(66,910)	$53,313

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFECIT) — (Continued)

							Accumulated
							Other		Total
	Convertible				Additional	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share and per share data)

Balance at December 31, 2007 (brought forward)	—	$—	17,792,170	$18	$120,471	$(294)	$28	$(66,910)	$53,313
Issuance of common stock upon exercise of stock options	—	—	90,137	—	91	—	—	—	91
Stock-based compensation to non-employees at fair value	—	—	—	—	106	—	—	—	106
Stock-based compensation expense	—	—	—	—	3,216	—	—	—	3,216
Amortization of deferred stock-based compensation	—	—	—	—	—	226	—	—	226
Reversal of deferred stock-based compensation due to employee terminations	—	—	—	—	(38)	38	—	—	—
Comprehensive loss
Realized loss on interest rate swap liability	—	—	—	—	—	—	129	—	129
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	(25,559)	(25,559)

Comprehensive loss									(25,484)

Balance at December 31, 2008	—	$—	17,882,307	$18	$123,846	$(30)	$103	$(92,469)	$31,468

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net loss	$(25,559)	$(23,314)	$(3,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation expense	3,548	3,498	5,246
Depreciation and amortization	3,230	2,936	1,534
Net amortization of premium (discount) on investments	81	(7)	(366)
Amortization of debt discount	34	21	25
Revaluation of warrants to fair value	—	—	(101)
Changes in operating assets and liabilities:
Receivable from collaboration	1,153	117	35,646
Prepaid expenses and other assets	(860)	(354)	(586)
Accounts payable	(730)	(506)	704
Accrued liabilities and compensation	791	(1,658)	5,071
Deferred revenue	(5,361)	(6,924)	(8,000)
Deferred rent	(180)	(180)	(173)

Net cash provided by (used in) operating activities	(23,853)	(26,371)	35,071
Investing activities
Purchase of property and equipment	(1,257)	(3,765)	(7,970)
Purchase of investments	(64,385)	(81,240)	(95,663)
Sales of investments	20,255	4,458	—
Maturities of investments	57,755	89,624	51,776

Net cash provided by (used in) investing activities	12,368	9,077	(51,857)
Financing Activities
Proceeds from issuance of notes payable	10,000	3,516	6,458
Payments on notes payable	(10,464)	(1,277)	(1,213)
Net proceeds from the initial public offering	—	—	52,780
Proceeds from the private placement of common stock to Wyeth	—	—	10,400
Proceeds from issuance of common stock and exercise of stock options	91	468	94

Net cash provided by (used in) financing activities	(373)	2,707	68,519

Net increase (decrease) in cash and cash equivalents	(11,858)	(14,587)	51,733
Cash and cash equivalents at beginning of year	41,827	56,414	4,681

Cash and cash equivalents at end of year	$29,969	$41,827	$56,414

Supplemental disclosure information:
Cash paid for interest	$807	$713	$217
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$45,753
Net exercise of preferred stock warrants to common stock	$—	$—	$181

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

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel small modular immunopharmaceutical, or SMIPtm, therapeutics, a new generation of antibody alternatives. Our current therapeutics under development target specific antigens on B cells such as CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of certain therapeutics, including our lead product candidate, TRU-015. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue. We operate in a single reporting segment, which is the development of pharmaceutical products on our own behalf, or in collaboration with others.

Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of investments, fair values of assets, income taxes, clinical trial and manufacturing accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Fair Value of Financial Instruments

We carry cash, cash equivalents, and investments available-for-sale at fair value. Our other financial instruments, including accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with original maturities of 90 days or less from date of purchase to be cash equivalents. Cash equivalents consist of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers, and money market funds, which are carried at market value.

We classify our investment portfolio as available-for-sale. Available-for sale securities are carried at estimated fair value, with the unrealized gains and losses, if any, reported in stockholders’ equity and included in accumulated other comprehensive income (loss). We consider an investment with a remaining maturity

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

greater than one year as long-term and a remaining maturity less than one year as short-term at the balance sheet date. The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

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

Up-Front Fees and License Fees.  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. Revenue may fluctuate in the future due to adjustments to the estimated term of the research and development service period.

Collaborative Research Funding.  Certain internal and external research and development costs and patent costs are reimbursed in connection with collaboration agreements. Reimbursed costs are recognized as revenue in the same period the costs were incurred.

Milestones.  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, with the balance recognized on a straight-line basis over the remaining estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

Research and Development

We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs, and Emerging Issues Task Force, or EITF, Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Research and development costs are expensed as the related goods are delivered or the related services are performed. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs, and professional service fees.

Income Taxes

We account for income taxes under the liability method in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

In June 2006 FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective January 1, 2007. At the date of adoption of FIN 48 and during the twelve months ended December 31, 2008 and 2007, we had no unrecognized tax benefits and expect no significant changes in unrecognized tax benefits in the next 12 months. In accordance with FIN 48, paragraph 19, we will classify any interest and penalties as a component of tax expense. To date there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

by the tax laws of the jurisdictions in which we operate. We are subject to audit by the Internal Revenue Service for all years since inception.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. Total comprehensive income (loss) for all other periods presented has been disclosed in the statements of stockholders’ equity.

The components of accumulated comprehensive income (loss), net of taxes at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Net unrealized gains on investments available-for-sale	$103	$157
Net unrealized losses on cash flow hedges	—	(129)

Accumulated other comprehensive income	$103	$28

Stock-Based Compensation

We follow the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.

We account for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, and EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. The stock compensation costs of these options granted to non-employees are estimated using the Black-Scholes valuation model. Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, remeasure unvested options and record the stock-based compensation using the valuation as of the vesting date.

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

Major Customers

Wyeth accounted for 100% of our collaboration revenue in the years ended December 31, 2008, 2007, and 2006. Cash received from Wyeth was $12.3 million, $13.3 million, and $64.2 million in the years ended December 31, 2008, 2007, and 2006, respectively.

Recently Adopted Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which is effective for fiscal years

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We do not believe the adoption of the portion of the pronouncement covered by the deferral will have a material impact on our results of operations or financial condition.

In June 2007 the EITF reached a final consensus on EITF issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. Effective January 1, 2008, we adopted EITF 07-3. For the year ended December 31, 2008, the adoption of EITF 07-3 resulted in an increase in prepaid expenses and a decrease in research and development expenses of approximately $1.0 million.

Recent Accounting Pronouncements

In November 2007 the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 will require us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective beginning January 1, 2009 and will require us to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. We have evaluated the impact of adopting EITF 07-1 on our financial statements and do not expect any impact on our results of operations or financial position.

Reclassifications

We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications related to the non-cash amortization of discount on investments from investing activities and operating activities and the presentation of cash flows from the purchase and maturity on investments within investing activities. For the years ended December 31, 2007 and 2006, this reclassification had an immaterial impact on cash used in operating activities and cash used in investing activities and also reduced both purchases and maturities of investments. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market data exists, which are therefore developed by us using estimates and assumptions that reflect those that a market participant would use.

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	—	12,424	—	12,424
Corporate debt securities	—	13,003	—	13,003

Total	$27,444	$25,427	$—	$52,871

Cash of $26,000 is not included in our SFAS 157 level hierarchy disclosure as of December 31, 2008.

Unrealized gains and losses on cash equivalents and investments are included in accumulated other comprehensive income in the accompanying balance sheets. Realized gains on cash equivalents and investments totaled $7,000 during the year ended December 31, 2008. This amount is included in interest income in the statements of operations for the year ended December 31, 2008. There were no realized gains or losses on cash equivalents or investments during the years ended December 31, 2007 and 2006. In July 2008, we terminated the loan and security agreement and related interest rate swap agreement that we had with Comerica Bank, or Comerica. In connection with the termination of the interest rate swap agreement, we incurred a breakage fee of $165,000. This amount is included in interest expense in the statement of operations for the year ended December 31, 2008.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, from those measured at fair value on a nonrecurring basis. As of December 31, 2008, no assets or liabilities are currently measured at fair value on a nonrecurring basis.

3.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following:

	As of December 31,
	2008	2007	2006

Stock options	2,093,940	1,551,968	1,587,626
Common shares subject to repurchase	—	—	1,730

	2,093,940	1,551,968	1,589,356

4.	Collaboration Agreement

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research and development services for Wyeth, Wyeth has the

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. Due to the research period extension, Wyeth’s collaboration research funding commitments to us increased by approximately $3.3 million in exchange for committed research services from us through December 22, 2009.

Wyeth’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Wyeth’s financial obligations also include payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Wyeth. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Wyeth. The change in estimate reduced the recognition of the up-front fee during 2008 by $487,000. During the third quarter of 2007, the estimated term of the research and development service period was increased 15 months resulting in reduced recognition of the up-front fee during 2007 of $1.1 million.

During the years ended December 31, 2008, 2007 and 2006, we recognized revenue of $16.5 million, $20.1 million and $36.5 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $16.5 million recognized in the year ended December 31, 2008 is comprised of $5.4 million for recognition of the $40 million up-front fee received from Wyeth and $11.1 million for collaborative research funding from the Wyeth collaboration. The $20.1 million recognized in the year ended December 31, 2007 is comprised of $6.9 million for recognition of the $40 million up-front fee received from Wyeth and $13.2 million for collaborative research funding from the Wyeth collaboration. The $36.5 million recognized in the year ended December 31, 2006 is comprised of $8 million for the recognition of the $40 million up-

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

front fee received from Wyeth, $20.5 million for collaborative research funding from the Wyeth collaboration, and $8 million for a milestone.

5.	Investments

We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at December 31, 2008 and 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2008	Cost	Gains	Losses	Market Value

Corporate debt securities	$12,940	$63	$—	$13,003
Government securities	12,383	41	—	12,424
Money market funds	27,123	—	—	27,123

Total	52,446	104	—	52,550
Less: cash equivalents	(29,614)	(8)	—	(29,622)

Amounts classified as investments	$22,832	$96	$—	$22,928

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2007	Cost	Gains	Losses	Market Value

Corporate debt securities	$38,026	$158	$(1)	$38,183
Money market funds	36,654	—	—	36,654

Total	74,680	158	(1)	74,837
Less: cash equivalents	(38,149)	—	—	(38,149)

Amounts classified as investments	$36,531	$158	$(1)	$36,688

The estimated fair market value amounts have been determined using available market information. At December 31, 2008 and 2007, all marketable securities had remaining maturities of twelve months or less. Unrealized gains and losses on available-for-sale securities were reported as a component of stockholders’ equity. As of December 31, 2008 there were no unrealized losses on investments.

Realized gains on cash equivalents and investments totaled $7,000 during the year ended December 31, 2008. This amount is included in interest income in the statements of operations for the year ended December 31, 2008. There were no realized gains or losses on cash equivalents or investments during the years ended December 31, 2007 and 2006.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Lab equipment	$10,495	$8,874
Leasehold improvements	6,611	6,528
Computer equipment and software	1,141	990
Furniture and fixtures	447	447
Construction in progress	40	638

	18,734	17,477
Accumulated depreciation and amortization	(9,544)	(6,314)

	$9,190	$11,163

Property and equipment included equipment acquired under equipment financing agreements of $14.1 million at December 31, 2008 and 2007. Accumulated depreciation related to assets purchased under the equipment financing agreements was $7.6 million and $5.0 million at December 31, 2008 and 2007, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued clinical trials	$2,979	$1,553
Accrued manufacturing	933	83
Accrued professional fees	556	941
Other	513	760

	$4,981	$3,337

8.	Notes Payable — Equipment Financing Arrangements

We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica under our previous debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the year ended December 31, 2008. As of December 31, 2008, the full $10.0 million available under the SVB facility was drawn and is payable in fixed equal payments of principal plus interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and accrued interest due July 25, 2013. The loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

scheduled loan payments have accelerated as a result of this provision. As of December 31, 2008, approximately $9.5 million was outstanding under the loan and security agreement.

We have previously entered into various equipment financing arrangements with a lender, each of which is secured by the underlying equipment financed through the arrangement. The credit facilities bear interest at annual rates between 8.83% and 9.67% and are payable in monthly installments ranging from 36 to 42 months. In conjunction with these financing arrangements, we were obligated to issue warrants to purchase convertible preferred stock equal to 2% of the first $1 million, 3% of the second $1.7 million and 1% of the third $2.0 million of the actual loan amount using an exercise price equal to the most recent convertible preferred stock round price per share. In November 2006, the warrants were exercised in full in connection with our initial public offering on a “net exercise” basis, which resulted in us issuing 13,893 shares of common stock to the warrant holder (see Note 10 for additional information). The warrants are recorded as debt issuance costs based on the relative estimated fair value. Debt issuance costs are amortized to interest expense over the term of the debt using the effective interest rate method. As of December 31, 2008, approximately $92,000 was outstanding under the equipment financing arrangements.

As of December 31, 2008 and 2007, we financed $14.1 million of equipment purchased under the lender credit facilities. As of December 31, 2008 we had no credit facilities available to us.

The future principal payments due under the equipment financing arrangements were as follows as of December 31, 2008 (in thousands):

Notes
Payable

Year ending December 31, 2009	$1,313
2010	1,294
2011	1,372
2012	1,453
2013	4,172

Total payments	$9,604

9.	Commitments and Contingencies

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under these leases as of December 31, 2008, were as follows (in thousands):

Operating
Leases

Year ending December 31, 2009	$1,495
2010	1,490
2011	1,476
2012	1,476
2013	492

Total minimum lease payments	$6,429

Rent expense was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Manufacturing Commitments

We have entered into agreements with Lonza Biologics and related entities for certain license rights related to Lonza’s manufacturing technology, and research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of December 31, 2008, we had committed to purchase $2.1 million of manufacturing services for TRU-016 from Lonza in 2009.

Guarantees and Indemnifications

In November 2002 the FASB issued FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

We, as permitted under Delaware law and in accordance with its bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2008.

We have certain agreements with certain research organizations with which it does business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. We also accrue for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

As of December 31, 2008 and 2007 we had 5,000,000 shares, $0.001 par value, of authorized preferred stock. Our board of directors has the authority, without further action by the stockholders, to issue from time to time preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms. In connection with the Company’s initial public offering all shares of convertible preferred stock were converted to common stock. No preferred stock was issued or outstanding as of December 31, 2008 and 2007.

Common Stock

As of December 31, 2008 and 2007, we had 150,000,000 shares of authorized common stock. As of December 31, 2008 and 2007, respectively, we had 17,882,307 and 17,792,170 shares of common stock outstanding.

In October 2006 we completed our initial public offering of 4,600,000 shares of our common stock at a public offering price of $13.00 per share. Net cash proceeds from the initial public offering were approximately $52.8 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of our shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 10,652,057 shares of common stock. In October 2006, we also completed the concurrent private placement to Wyeth of 800,000 shares of common stock at the initial public offering price of $13.00 per share resulting in cash proceeds of $10.4 million.

Exercise of Warrants

In 2003 and 2004, in connection with an equipment financing arrangement, we issued an immediately exercisable and fully vested series of warrants to purchase 17,163 shares of Series A Preferred Stock at a per share price of $4.08. In 2005, in connection with an equipment financing arrangement, we issued an immediately exercisable and fully vested series of warrants to purchase 3,190 shares of Series B Preferred Stock at a per share price of $4.39. In November 2006, the warrants were exercised in full in connection with our initial public offering on a “net exercise” basis, which resulted in the issuance of 13,893 shares of common stock to the warrant holder.

Equity Incentive Plans

In September 2006 our Board of Directors adopted the 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan is intended to serve as the successor equity incentive program to our 2002 Stock Plan and 2002 Equity Incentive Plan. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2006 Plan became effective upon the completion of our initial public offering, at which time options could no longer be granted under the 2002 Stock Plan and the 2002 Equity Incentive Plan. A total of 437,500 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of common stock available for issuance under the 2002 Stock Plan and the 2002 Equity Incentive Plan. Also, any shares returned to the 2002 Stock Plan and the 2002 Equity Incentive Plans as a result of termination of options or repurchase of shares will be included in the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance may be increased by an amount equal to the lesser of: (i) 1,500,000 shares; (ii) 5% of the outstanding shares of our common

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock on the first day of each fiscal year; or (iii) such other amount as our board of directors may determine. On January 1, 2009 the number of shares available for issuance under the 2006 Plan increased by 894,115 shares.

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the estimated fair value at December 31, 2008 of $1.28 per share (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available	Options	Price per	Life	Intrinsic
	for Grant	Granted	Share	(In Years)	Value

Balance at January 1, 2006	60,622	974,151	0.63
Authorized increase in Plan	1,136,542	—	—
Granted at less than fair value	(652,102)	652,102	6.94
Granted at fair value	(73,700)	73,700	16.45
Exercised	—	(93,167)	1.00
Cancelled	19,160	(19,160)	2.55

Balance at December 31, 2006	490,522	1,587,626	$3.90	8.34	$22,449

Authorized increase in Plan	877,716	—	—
Granted at fair value	(237,000)	237,000	18.55
Exercised	—	(237,852)	1.97
Cancelled	34,806	(34,806)	5.79

Balance at December 31, 2007	1,166,044	1,551,968	$6.39	7.44	$8,106

Authorized increase in Plan	889,609	—	—
Granted at fair value	(770,375)	770,375	8.21
Exercised	—	(90,137)	1.02
Cancelled	138,266	(138,266)	9.76

Balance at December 31, 2008	1,423,544	2,093,940	$7.07	7.51	$513

Vested and expected to vest at December 31, 2008	—	1,926,988	$6.87	7.39	$511
Exercisable at December 31, 2008	—	1,284,655	$5.56	6.73	$507

During the years ended December 31, 2008 and 2007, the total intrinsic value of stock options exercised was $569,000 and $3.8 million, respectively. The total fair value of shares vested during 2008 and 2007 was approximately $2.8 million and $2.0 million, respectively.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the fair value at December 31, 2008 of $1.28 per share (aggregate intrinsic value in thousands):

	Options Outstanding
		Weighted-Average
		Remaining
		Contractual		Options Exercisable
	Number of	Life	Aggregate	Number of	Aggregate
Exercise Price per Share	Shares	(In Years)	Intrinsic Value	Shares	Intrinsic Value

$0.07	91,532	3.74	$112	91,532	$112
$0.32	415,197	5.68	401	409,537	395
$2.70 — $6.22	164,369	8.22	—	84,770	—
$6.53 — $8.34	583,010	7.51	—	389,050	—
$8.98 — $21.43	839,832	8.67	—	309,766	—

$0.07 — $21.43	2,093,940	7.51	$513	1,284,655	$507

Employee Stock-Based Compensation

The components of the stock-based compensation recognized in our statements of operations for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31, 2008
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$144	$82	$226
Employee stock options granted on or subsequent to January 1, 2006	2,008	1,208	3,216
Non-employee stock options	70	36	106

	$2,222	$1,326	$3,548

	Year Ended December 31, 2007
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$261	$526
Employee stock options granted on or subsequent to January 1, 2006	1,748	1,133	2,881
Non-employee stock options	9	82	91

	$2,022	$1,476	$3,498

	Year Ended December 31, 2006
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$264	$529
Employee stock options granted on or subsequent to January 1, 2006(1)	2,218	1,665	3,883
Non-employee stock options	70	764	834

	$2,553	$2,693	$5,246

(1)	Includes $309,000 related to the accelerated vesting of options in the first quarter of 2006.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Employee Stock Options Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We recorded the total value of these options as a component of stockholders’ equity, which has been amortized over the vesting period of the applicable option on a straight line basis. As of December 31, 2008 the expected future amortization of expense related to employee options granted prior to January 1, 2006 is $30,000, all of which will be amortized in 2009.

Employee Stock Options Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock options granted on or subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable option on a straight-line basis. Adoption of SFAS 123R was implemented utilizing the prospective transition method. Under this method, compensation costs recognized during the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value method in accordance with the original provisions of APB 25; and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2008, 2007 and 2006 is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value of options is estimated utilizing the Black-Scholes model as our chosen option-pricing model.

In regards to the calculation of expected term, we chose to utilize the “simplified” method for “plain vanilla” options as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, or SAB 107, as clarified in Staff Accounting Bulletin No. 110, or SAB 110. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. We have utilized the simplified method for estimating the expected term due to our limited historical exercise activity. For the calculation of expected volatility, we based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available and the historical volatility of our stock. We used the following factors to identify similar public entities: industry, stage of life cycle and the existence of at least one significant partnership.

The fair value of each employee option grant in the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.80%-3.40%	3.78%-4.78%	4.57%-5.04%
Weighted-average expected life (in years)	6.04	6.14	6.00
Expected dividend yield	0%	0%	0%
Expected volatility rate	70%-74%	65%-75%	75%
Weighted-average estimated fair value of employee options	$5.29	$12.87	$15.39

As of December 31, 2008 total compensation related to nonvested employee options not yet recognized in the financial statements was approximately $5.1 million, and the weighted-average period over which it is expected to be recognized is approximately 2.6 years. We recorded no tax benefit related to options during any of the years presented since we currently maintain a full valuation allowance on all deferred tax assets.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Non-employee Stock-Based Compensation

We account for stock options issued to non-employees using the fair value method of accounting prescribed by SFAS 123, as amended by SFAS 148, and EITF 96-18. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, remeasure unvested options and record the stock-based compensation using the valuation as of the vesting date. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated. Changes in the market price of our stock could materially change the value of an option and the resulting stock-based compensation expense. .

We valued the non-employee stock options granted during 2008, 2007, and 2006 using the Black-Scholes valuation model, using a volatility rate between 65% and 100%, an expected life of one to ten years, an expected dividend yield of 0% and a risk-free interest rate ranging from 2.25% to 5.03%. Stock-based compensation expense associated with these non-employee options was $106,000, $67,000 and $195,000 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2006, we granted 9,571 options to non-employees to purchase shares of common stock, at an exercise price of $8.34 per share.

Stock-based compensation expense related to restricted stock awards granted to members of our Scientific Advisory Board was $24,000 and $129,000 for the years ended December 31, 2007 and 2006, respectively. Compensation expense is recorded using straight-line amortization in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In addition, we issued shares of common stock to certain of its founders who act as consultants to us. These shares are subject to repurchase rights by us that lapse over time. We record differences between the fair market value of our common stock and the issuance price as compensation expense as those repurchase rights lapse on a monthly basis. These shares were fully vested as of December 31, 2006. During the year ended December 31, 2006, we recorded expense of $510,000 related to these shares. No expense was recorded during the years ended December 31, 2008 and 2007.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

At December 31, 2008, we had a net operating loss and research and development, or R&D, tax credit carryforwards of approximately $54.4 million and $2.0 million, respectively. If not utilized, the net operating loss and R&D tax credit carryforwards expire between 2021 and 2027. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to its deferred tax assets due to the uncertainty of realizing the benefits of the assets. The increase in the valuation allowance on the deferred tax asset was approximately $8.8 million and $8.3 million for 2008 and 2007, respectively.

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets
Net operating loss carryforwards	$19,035	$10,253
Deferred revenue	6,823	8,699
Stock compensation	1,377	888
R&D tax credit carryforwards	1,978	1,445
Other current assets and liabilities (net)	272	265
Other non-current assets and liabilities (net)	1,442	627
Less: Valuation allowance	(30,927)	(22,177)

Net deferred tax asset (liability)	$—	$—

13.	Related Party Transactions

In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of its lead product candidate, TRU-015, and other therapeutics directed to CD20, an antigen that is a validated clinical target that is present on B cells. In connection with the agreement, Wyeth purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $10.4 million. During 2008, 2007 and 2006, we recognized as revenue $16.5 million, $20.1 million and $36.5 million, respectively, for research and development services pursuant to our Wyeth collaboration. As of December 31, 2008 and 2007, Wyeth owed us $3.1 million and $4.2 million, respectively for research and development services.

14.	Subsequent Events

In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. The restructuring charge to be taken in the first quarter of 2009 related to this action is estimated to be $0.8 million related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million are expected to be recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We expect to pay the majority of the restructuring costs in the first quarter of 2009.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2008 and 2007 (in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,

2008
Revenue	$3,963	$4,468	$3,766	$4,270
Total operating expenses	10,488	11,415	10,384	10,695
Loss from operations	(6,525)	(6,947)	(6,618)	(6,425)
Net loss	(5,968)	(6,632)	(6,582)	(6,377)
Basic and diluted net loss per share	(0.33)	(0.37)	(0.37)	(0.36)
2007
Revenue	$4,835	$4,980	$4,635	$5,698
Total operating expenses	10,946	13,452	11,455	11,446
Loss from operations	(6,111)	(8,472)	(6,820)	(5,748)
Net loss	(5,019)	(7,455)	(5,913)	(4,927)
Basic and diluted net loss per share	(0.29)	(0.42)	(0.33)	(0.28)