Form 10-Q
period 2009-03-31
Trubion Pharmaceuticals, Inc
filed 2009-05-07
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2009 was 17,953,074.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,644	$29,969
Investments	19,343	22,928
Receivable from collaboration	2,994	3,084
Prepaid expenses	922	2,112

Total current assets	47,903	58,093
Property and equipment, net	8,436	9,190
Other assets	—	7

Total assets	$56,339	$67,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$301
Accrued liabilities	4,943	4,981
Accrued compensation	1,115	1,169
Current portion of notes payable	1,276	1,302
Current portion of deferred rent	180	180
Current portion of deferred revenue	4,873	4,873

Total current liabilities	13,139	12,806
Non-current portion of notes payable	7,946	8,261
Non-current portion of deferred rent	90	135
Non-current portion of deferred revenue	13,401	14,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at March 31, 2009 and December 31, 2008; issued and outstanding — none at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at March 31, 2009 and December 31, 2008; issued and outstanding — 17,953,074 at March 31, 2009 and 17,882,307 at December 31, 2008	18	18
Additional paid-in capital	125,208	123,846
Deferred stock-based compensation	(19)	(30)
Accumulated other comprehensive income	24	103
Accumulated deficit	(103,468)	(92,469)

Total stockholders’ equity	21,763	31,468

Total liabilities and stockholders’ equity	$56,339	$67,290

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Collaboration revenue	$4,212	$3,963
Operating expenses:
Research and development	12,079	7,515
General and administrative	3,110	2,973

Total operating expenses	15,189	10,488

Loss from operations	(10,977)	(6,525)
Interest income	118	735
Interest expense	(140)	(178)

Net loss	$(10,999)	$(5,968)

Basic and diluted net loss per share	$(0.61)	$(0.33)

Shares used in computation of basic and diluted net loss per share	17,899	17,831

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(10,999)	$(5,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,351	862
Net amortization of discount on investments	(44)	(139)
Depreciation and amortization expense	795	814
Changes in operating assets and liabilities:
Receivable from collaboration	90	1,361
Prepaid expenses and other assets	1,197	290
Accounts payable	451	(548)
Accrued liabilities and compensation	(92)	(569)
Deferred revenue	(1,219)	(1,462)
Deferred rent	(45)	(45)

Net cash used in operating activities	(8,515)	(5,404)

Investing activities:
Purchases of property and equipment	(37)	(632)
Purchases of investments	(11,926)	(29,021)
Maturities of investments	15,476	13,086

Net cash provided by (used in) investing activities	3,513	(16,567)

Financing activities:
Payments on notes payable	(345)	(648)
Proceeds from exercise of stock options	22	25

Net cash used in financing activities	(323)	(623)

Net decrease in cash and cash equivalents	(5,325)	(22,594)
Cash and cash equivalents at beginning of period	29,969	41,827

Cash and cash equivalents at end of period	$24,644	$19,233

Supplemental disclosure information:
Cash paid for interest	$137	$140
See accompanying notes

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information.
     The accompanying unaudited financial statements and notes to financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our annual report on Form 10-K for the year ended December 31, 2008, or the 2008 Form 10-K.
Use of Estimates
     Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, fair values of assets, income taxes, clinical trial, manufacturing and legal accruals, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates. During the first quarter of 2009, a revision was made for changes in estimated forfeitures related to stock-based compensation expense, including some immaterial changes that related to prior periods.
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issue FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP No. 157-2, which delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows. We adopted the provisions of FSP 157-2 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of FSP 157-2 did not have a material impact on our financial position, results of operations and cash flows.
     In November 2007 the Emerging Issues Task Force, or EITF, reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 requires us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. We adopted
EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 did not have any impact on our results of operations or financial position.
2. Fair Value Measurements

          We currently measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined under Statement of Financial Accounting Standards, or SFAS, 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
          In accordance with SFAS 157, the following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

March 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$23,319	$—	$—	$23,319
Government and agency debt securities	—	7,848	—	7,848
Corporate debt securities	—	12,845	—	12,845

Total	$23,319	$20,693	$—	$44,012

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	—	12,424	—	12,424
Corporate debt securities	—	13,003	—	13,003

Total	$27,444	$25,427	$—	$52,871

          Cash of ($25,000) and $26,000 is not included in our SFAS 157 hierarchy disclosure as of March 31, 2009 and December 31, 2008, respectively.
          Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. Realized gains on cash equivalents and investments totaled $7,000 during the year ended December 31, 2008. There were no realized gains or losses on cash equivalents or available for sale securities during the three months ended March 31, 2009.
          SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 31, 2009 and December 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.
3. Net Loss per Share
          Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the three months ended March 31, 2009 and 2008, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of March 31, 2009 and 2008 potentially dilutive securities include stock options of 2,465,217 and 2,115,382, respectively.
4. Collaboration Agreement
          In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with

Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research and development services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.
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
     During the three months ended March 31, 2009 and 2008, we recognized as revenue $4.2 million and $4.0 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $4.2 million recognized in the three months ended March 31, 2009 is comprised of $1.2 million for amortization of the $40 million up-front fee received from Wyeth and $3.0 million for collaborative research funding from the Wyeth collaboration. The $4.0 million recognized in the three months ended March 31, 2008 is comprised of $1.5 million for amortization of the $40 million up-front fee received from Wyeth and $2.5 million for collaborative research funding from the Wyeth collaboration.
5. Restructuring
     In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. We incurred a $0.8 million restructuring charge in the first quarter of 2009 related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million were recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We paid $0.7 million of the total restructuring charge during the first quarter of 2009. The remaining balance relates to employee benefits and outplacement services that will be paid during the remainder of 2009.

7. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss at March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Net loss	$(10,999)	$(5,968)
Net unrealized gains (losses) on securities available-for-sale	(79)	89
Net unrealized losses on cash flow hedges	—	(234)

Comprehensive loss	$(11,078)	$(6,113)

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
     Our lead product candidate, TRU-015, which we are developing with our partner Wyeth, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, and a second Phase 2b clinical trial is under way. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA.

     In collaboration with us, Wyeth is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Wyeth’s clinical experience with TRU-015 and is based on our SMIPtm technology. Wyeth has commenced a Phase I study of SBI-087 for RA, and patient dosing is underway. In addition to RA, Wyeth is conducting a Phase I clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, and patient dosing has commenced.
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
     We have incurred significant losses since our inception. As of March 31, 2009, our accumulated deficit was $103.5 million and total stockholders’ equity was $21.8 million. During the three months ended March 31, 2009 and 2008, we recognized net losses of $11.0 million and $6.0 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials. In addition, revenue may decrease in the future as a result of the transfer to Wyeth of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Wyeth, which may result in a decline in the associated collaborative research revenue, and a decline in revenue associated with the recognition of the up-front fee paid by Wyeth as the estimated service period is extended.
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
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2008 in the 2008 Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical trial accruals, stock-based compensation and valuation of investments are the most critical to understanding and evaluating our reported financial results.
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
     We record accruals for these preclinical studies, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed as the related services are performed. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To the extent any of these expenses are reimbursable under our collaboration agreement with Wyeth, we could also record significant adjustments to revenue when the actual activity becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies and clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
          We account for stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. Employee stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     The fair value of each employee option grant in the three months ended March 31, 2009 and 2008, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	2.13%	2.80%
Weighted-average expected life (in years)	6.02	6.03
Expected dividend yield	0%	0%
Expected volatility rate	88%	70%
Weighted-average estimated fair value of employee options	$0.98	$5.71
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
Valuation of Investments
     We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of March 31, 2009 are in active markets and our estimate of fair value is based upon quoted market prices. The remainder of our investments held as of March 31, 2009 are valued using observable inputs. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Results of Operations for the Three Months Ended March 31, 2009 and 2008
Revenue
     Revenue increased to $4.2 million in the three months ended March 31, 2009 from $4.0 million in the three months ended March 31, 2008. Revenue in the three months ended March 31, 2009 and 2008 included $1.2 million and $1.5 million, respectively, for recognition of the $40 million up-front fee. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period of seven years, or through December 2012. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed clinical development and legal costs, and the recognition of the associated collaborative research revenue under the Wyeth collaboration agreement.
Research and Development Expenses
     Research and development expenses increased to $12.1 million in the three months ended March 31, 2009 from $7.5 million in the three months ended March 31, 2008. The increase was primarily due to higher outside manufacturing and clinical development costs related to our TRU-016 product candidate. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.6 million of which was classified as research and development expense. We expect research and development expenses to decrease in the second half of 2009 due to lower outside manufacturing costs, offset by higher clinical development costs primarily related to our TRU-016 product candidate, as well as the advancement of our preclinical programs. Our actual research and development expenses could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended
	March 31,
	2009	2008
Research and preclinical programs	$5,776	$5,020
Clinical development programs	6,303	2,495

Total research and development	$12,079	$7,515

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities and depreciation. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities, and depreciation. Clinical development program costs increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to higher outside manufacturing and clinical development costs for TRU-016.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Wyeth, we are responsible for completing the Phase 2a and 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. While we are currently focused on developing TRU-015 and other product candidates with Wyeth and our TRU-016 product candidate as well as other product candidates that are outside our collaboration with Wyeth, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased to $3.1 million in the three months ended March 31, 2009 from $3.0 million in the three months ended March 31, 2008. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.2 million of which was classified as general and administrative expense. We expect our general and administrative expenses to decline in 2009 as a result of our restructuring during the first quarter of 2009. Our actual general and administrative expenses are likely to fluctuate in the future and could differ materially from those anticipated.
Net Interest Income (Expense)
     Net interest income (expense) decreased to ($22,000) in the three months ended March 31, 2009 from $557,000 in the three months ended March 31, 2008. The decrease was primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first three months of 2009 compared to the same period in 2008. We expect net interest expense to increase in the future as a result of a declining cash and investment balance.
Liquidity and Capital Resources
     As of March 31, 2009, we had $44 million in cash, cash equivalents and short-term investments and a $3.0 million receivable from Wyeth for collaborative research funding. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreement with Wyeth, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities. Net cash used in operating activities increased to $8.5 million in the three months ended March 31, 2009 from $5.4 million in the three months ended March 31, 2008. The increase was primarily due to outside manufacturing costs related to our TRU-016 product candidate, clinical trial costs and personnel-related costs related to the restructuring in February 2009. We expect net cash used in operating expenses to increase in 2009 due to the expansion of our clinical activities.
     Investing Activities. Net cash provided by investing activities decreased to $3.5 million in the three months ended March 31, 2009 from $16.6 million in the three months ended March 31, 2008. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. Purchases of property and equipment were $37,000 and $0.6 million in the three months ended March 31, 2009 and 2008, respectively. We expect to continue to make investments in property and equipment in 2009, however, we expect to do so to a lesser extent than in 2008.
     Financing Activities. Net cash used in financing activities decreased to $0.3 million in the three months ended March 31, 2009 from $0.6 million in the three months ended March 31, 2008. In the three months ended March 31, 2009 and 2008 financing activities consisted primarily of payments on an equipment financing arrangement of $0.3 million and $0.6 million, respectively.

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
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $40,000 as of March 31, 2009.
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
     (b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.
     We need large amounts of capital to support our research and development efforts. Likewise, to further develop our lead proprietary product candidate, TRU-016, and our preclinical assets, we will need to raise additional funds. We may seek to raise funds, through strategic partnerships, sell additional equity or debt securities, or both, or incur other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts and may elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend, which could harm our business prospects and financial condition. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. The capital markets have been experiencing extreme losses and disruption for more than 12 months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. Market volatility notwithstanding, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $11.0 million and $6.0 million in the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had an accumulated deficit of $103.5 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the advancement of our preclinical programs, and product candidate manufacturing costs.. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of March 31, 2009, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $9.2 million. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
Our success depends on the success of our clinical product candidates, TRU-015, TRU-016, and SBI-087, and we cannot be certain that they will be safe or effective, complete clinical trials, receive regulatory approval, or be successfully commercialized.

     Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. In addition, our proprietary clinical candidate, TRU-016, and our Wyeth collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we, in the case of TRU-016, or Wyeth, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval.
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
     In January 2009, Pfizer and Wyeth announced that they have entered into a merger agreement pursuant to which Pfizer will acquire Wyeth. Pfizer and Wyeth announced that they expect the merger to close in late Q3 2009 or early Q4 2009. If this transaction closes, subject to the change of control and divestiture provisions of the collaboration agreement discussed more fully in “Overview,” Pfizer would assume all of Wyeth’s rights and obligations under the collaboration agreement with us and become our partner for the development of TRU-015, SBI-087 and other products in development under the collaboration agreement. As Wyeth’s successor in interest, Pfizer will have ultimate decision-making authority regarding development of TRU-015, SBI-087 and other products in development under the collaboration agreement. We have no history or existing relationship with Pfizer and, as a result, we cannot predict how or whether Pfizer will proceed with the collaboration or the development of these products. If Pfizer determines to delay, limit or abandon the development of TRU-015 or SBI-087, our business would be adversely affected.
Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.
     Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our product candidates and to manage our expenses generated by these activities. In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. As a result of this reduction in force, we recorded a restructuring charge of $0.8 million in the first quarter of 2009. We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations.
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

     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under U.S. laws. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, producing our products, or treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. For example, certain parts of our SMIP™ product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
     We are aware of previously filed U.S. patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. On September 11, 2008, we announced that the OD of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision to the Board of Appeals of the EPO. If Genentech and Biogen Idec succeed in their appeal of the OD’s decision the opposition proceeding will be reopened before the OD. If upon these further proceedings the European patent is held to be valid, either as amended prior to the OD hearing or with a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications and a U.S. patent or patent application claiming priority to the provisional patent applications has not published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth.
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
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Rituxan® (Genentech, Biogen Idec, and Roche), Enbrel® (Amgen and Wyeth), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), Orencia® (BMS) and Simponi® (JNJ and Schering-Plough). If approved for the treatment of SLE, our product candidates may compete with other therapies.
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
     As of March 31, 2009, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1*	Employment Agreement, dated as of March 11, 2009, between Trubion Pharmaceuticals, Inc. and Scott C. Stromatt (Exhibit 10.1)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2009

TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)