Form 10-Q
period 2009-06-30
Trubion Pharmaceuticals, Inc
filed 2009-08-06
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2009 was 18,110,418.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,888	$29,969
Investments	5,586	22,928
Receivable from collaboration	2,901	3,084
Prepaid expenses	928	2,112

Total current assets	41,303	58,093
Property and equipment, net	7,608	9,190
Other assets	6	7

Total assets	$48,917	$67,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,264	$301
Accrued liabilities	3,207	4,981
Accrued compensation	1,458	1,169
Current portion of notes payable	1,249	1,302
Current portion of deferred rent	180	180
Current portion of deferred revenue	4,873	4,873

Total current liabilities	13,231	12,806
Non-current portion of notes payable	7,627	8,261
Non-current portion of deferred rent	45	135
Non-current portion of deferred revenue	12,183	14,620
Commitments and contingencies Stockholders’ equity :
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000; issued and outstanding — none	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; issued and outstanding — 18,110,418 at June 30, 2009 and 17,882,307 at December 31, 2008	18	18
Additional paid-in capital	125,990	123,846
Deferred stock-based compensation	(9)	(30)
Accumulated other comprehensive income	2	103
Accumulated deficit	(110,170)	(92,469)

Total stockholders’ equity	15,831	31,468

Total liabilities and stockholders’ equity	$48,917	$67,290

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Collaboration revenue	$4,119	$4,468	$8,331	$8,431
Operating expenses:
Research and development	8,098	8,390	20,177	15,905
General and administrative	2,621	3,025	5,731	5,998

Total operating expenses	10,719	11,415	25,908	21,903

Loss from operations	(6,600)	(6,947)	(17,577)	(13,472)
Interest income	36	480	154	1,215
Interest expense	(138)	(165)	(278)	(343)

Net loss	$(6,702)	$(6,632)	$(17,701)	$(12,600)

Basic and diluted net loss per share	$(0.37)	$(0.37)	$(0.99)	$(0.71)

Shares used in computation of basic and diluted net loss per share	18,023	17,851	17,961	17,841

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net loss	$(17,701)	$(12,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,089	1,944
Net amortization of premium/(discount) on investments	6	(94)
Depreciation and amortization expense	1,627	1,656
Changes in operating assets and liabilities:
Receivable from collaboration	183	1,141
Prepaid expenses and other assets	1,185	217
Accounts payable	1,963	(410)
Accrued liabilities and compensation	(1,485)	263
Deferred revenue	(2,437)	(2,924)
Deferred rent	(90)	(90)

Net cash used in operating activities	(14,660)	(10,897)

Investing activities:
Purchases of property and equipment	(38)	(941)
Purchases of investments	(11,926)	(47,372)
Maturities of investments	29,161	31,309

Net cash provided by (used in) investing activities	17,197	(17,004)

Financing activities:
Payments on notes payable	(694)	(1,269)
Proceeds from exercise of stock options	76	81

Net cash used in financing activities	(618)	(1,188)

Net decrease in cash and cash equivalents	1,919	(29,089)
Cash and cash equivalents at beginning of period	29,969	41,827

Cash and cash equivalents at end of period	$31,888	$12,738

Supplemental disclosure information:
Cash paid for interest	$272	$342
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
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, with respect to our financial assets and liabilities only. We adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
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
     In April 2009, in response to the current credit crisis, FASB issued three new FSPs to address fair value measurement concerns as follows:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4, provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and 124-2, amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. If an entity does not intend to sell the security, credit related losses on debt securities that exist will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income; and

•	FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.
     FSP FAS 157-4, FSP FAS 115-2 and 124-2 and FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and are effective for us during our second quarter ended June 30, 2009. The adoption of FSP FAS 157-4, FSP FAS 115-2 and 124-2, and FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial condition, results of operations or disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 during the second quarter ended June 30, 2009. The adoption of SFAS 165 did not have an impact on our financial condition, results of operations or disclosures.
2. Fair Value Measurements
     We currently measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined under SFAS, 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
     In accordance with SFAS 157, the following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$32,001	$—	$—	$32,001
Government and agency debt securities	—	3,086	—	3,086
Corporate debt securities	—	2,500	—	2,500

Total	$32,001	$5,586	$—	$37,587

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	—	12,424	—	12,424
Corporate debt securities	—	13,003	—	13,003

Total	$27,444	$25,427	$—	$52,871

     Cash of ($113,000) and $26,000 is not included in our SFAS 157 hierarchy disclosure as of June 30, 2009 and December 31, 2008, respectively.
     SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 30, 2009 and December 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.
     We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at June 30, 2009 and December 31, 2008 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
June 30, 2009	Amortized Cost	Gains	Losses	Market Value
Corporate debt securities	$2,499	$1	$—	$2,500
Government and agency debt securities	3,085	1	—	3,086
Money market funds	32,001	—	—	32,001

Total	37,585	2	—	37,587
Less: cash equivalents	(32,001)	—	—	(32,001)

Amounts classified as investments	$5,584	$2	$—	$5,586

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2008	Amortized Cost	Gains	Losses	Market Value
Corporate debt securities	$12,940	$63	$—	$13,003
Government and agency debt securities	12,384	40	—	12,424
Money market funds	27,444	—	—	27,444

Total	52,768	103	—	52,871
Less: cash equivalents	(29,935)	(8)	—	(29,943)

Amounts classified as investments	$22,833	$95	$—	$22,928

     The estimated fair market value amounts have been determined using available market information. At June 30, 2009 and December 31, 2008, all marketable securities had remaining maturities of one year or less. Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. As of June 30, 2009 and December 31, 2008, there were no unrealized losses on investments. Realized gains on cash equivalents and investments totaled $7,000 during the year ended December 31, 2008. There were no realized gains or losses on cash equivalents or available for sale securities during the six months ended June 30, 2009.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the six months ended June 30, 2009 and 2008, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of June 30, 2009 and 2008, potentially dilutive securities include stock options of 2,404,589 and 2,122,307, respectively.
4. Collaboration Agreement
     In December 2005, we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research and development services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including, without limitation, CD37, tumor necrosis factor, or TNF and interleukin-6, or IL-6. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extensions, Wyeth’s collaboration research funding commitments to us increased by approximately $3.3 million and $3.4 million in exchange for committed research services from us through December 22, 2009 and December 22, 2010, respectively.
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
     During the six months ended June 30, 2009 and 2008, we recognized as revenue $8.3 million and $8.4 million, respectively, for research and development services pursuant to our Wyeth collaboration. The $8.3 million recognized in the six months ended June 30, 2009 is comprised of $2.4 million for amortization of the $40 million up-front fee received from Wyeth and $5.9 million for collaborative research funding from the Wyeth collaboration. The $8.4 million recognized in the six months ended June 30, 2008 is comprised of $2.9 million for amortization of the $40 million up-front fee received from Wyeth and $5.5 million for collaborative research funding from the Wyeth collaboration.
5. Restructuring
     In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. We incurred a $0.8 million restructuring charge in the first quarter of 2009 related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million were recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We paid cash of $0.8 million related to the restructuring charge during the six months ended June 30, 2009. No material restructuring obligations remain as of June 30, 2009.

6. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss at June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(6,702)	$(6,632)	$(17,701)	$(12,600)
Net unrealized losses on securities available-for-sale	(22)	(230)	(101)	(141)
Net unrealized gains (losses) on cash flow hedges	—	207	—	(27)

Comprehensive loss	$(6,724)	$(6,655)	$(17,802)	$(12,768)

7. Subsequent Events
     We have evaluated all subsequent events through August 6, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 6, 2009, there were no subsequent events which required recognition or disclosure.
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
     Our lead product candidate, TRU-015, which we are developing with our partner Wyeth, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA, and a second Phase 2b clinical trial is under way. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA.
     In June 2009, we announced positive data from the first course of re-treatment in the Phase 2b clinical trial for RA. These results demonstrate that administration of TRU-015 every 24 weeks produces well-tolerated and consistent results that are comparable with the more than two years of re-treatment data compiled to date from the Phase 1/2 RA study.
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
     Our proprietary product candidate, TRU-016, is a novel CD37-directed therapy for the treatment of B-cell malignancies, such as chronic lymphocytic leukemia, or CLL, as well as certain autoimmune and inflammatory disease indications. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics. Patient dosing has commenced in a Phase 1/2 clinical trial for patients with CLL.
     In June 2009, we announced positive results following preliminary analysis from the Phase 1/2 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL study were to define safety and tolerability, identify a maximum tolerated dose, evaluate pharmacology and pharmacodynamics, and assess preliminary clinical activity.
     In December 2005 we entered into a collaboration agreement with Wyeth for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Wyeth on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Wyeth, Wyeth has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Wyeth, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including, without limitation, CD37, TNF and IL-6. Unless it is terminated earlier, our agreement with Wyeth will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Wyeth may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term include collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extensions, Wyeth’s collaboration research funding commitments to us increased by approximately $3.3 million and $3.4 million in exchange for committed research services from us through December 22, 2009 and December 22, 2010, respectively.

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
     We have incurred significant losses since our inception. As of June 30, 2009, our accumulated deficit was $110.2 million and total stockholders’ equity was $15.8 million. During the six months ended June 30, 2009 and 2008, we recognized net losses of $17.7 million and $12.6 million, respectively. We expect our net losses to increase as we continue our existing preclinical studies, manufacturing, and clinical trials. In addition, revenue may decrease in the future as a result of the transfer to Wyeth of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Wyeth, which may result in a decline in the associated collaborative research revenue, and a decline in revenue associated with the recognition of the up-front fee paid by Wyeth as the estimated service period is extended.
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
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2008 in the 2008 Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study, clinical trial and manufacturing accruals, stock-based compensation and valuation of investments are the most critical to understanding and evaluating our reported financial results.
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
     We record accruals for these preclinical studies, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed as the related services are performed. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To the extent any of these expenses are reimbursable under our collaboration agreement with Wyeth, we could also record significant adjustments to revenue when the actual activity becomes known. To date, we have not made any material adjustments to our estimates of preclinical study, clinical trial and manufacturing expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies, clinical trials and manufacturing runs are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
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
     The fair value of each employee option grant in the six months ended June 30, 2009 and 2008, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2009	2008
Risk-free interest rate	2.13%-2.64%	2.80%-3.40%
Weighted-average expected life (in years)	5.98	6.02
Expected dividend yield	0%	0%
Expected volatility rate	88%-91%	70%-73%
Weighted-average estimated fair value of employee options	$1.04	$5.58
     For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of the underlying common stock, risk free interest rates and expected dividend yields of our common stock. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 100%.
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
Valuation of Investments
     We classify our investment portfolio as available-for-sale. The cost of securities sold is based on the specific identification method. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of June 30, 2009 are in active markets and our estimate of fair value is based upon quoted market prices. The remainder of our investments held as of June 30, 2009 are valued using observable inputs. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.
Results of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008
Revenue
     Revenue decreased to $4.1 million in the three months ended June 30, 2009 from $4.5 million in the three month ended June 30, 2008. Revenue decreased to $8.3 million in the six months ended June 30, 2009 from $8.4 million in the six months ended June 30, 2008. The three- and six-month decreases were primarily due to an increase in the estimated term of the research and development service period over which the upfront fee of $40 million is recognized. Revenue in the six months ended June 30, 2009 and 2008 included $2.4 million and $2.9 million, respectively, for recognition of the $40 million up-front fee. This up-front fee is being deferred and recognized on a straight-line basis over the estimated term of the research and development service period of seven years, or through December 2012. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed clinical development and legal costs, and the recognition of the associated collaborative research revenue under the Wyeth collaboration agreement.
Research and Development Expenses
     Research and development expenses decreased to $8.1 million in the three months ended June 30, 2009 from $8.4 million in the three months ended June 30, 2008. The three-month decrease was primarily due to lower personnel-related and lab costs as a result of the restructuring in February 2009. Research and development expenses increased to $20.2 million in the six months ended June 30, 2009 from $15.9 million in the six months ended June 30, 2008. The increase was primarily due to higher outside manufacturing and clinical development costs related to our TRU-016 product candidate. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.6 million of which was classified as research and development expense. We expect research and development expenses to decrease in the second half of 2009 due to lower outside manufacturing costs, offset by higher clinical development costs primarily related to our TRU-016 product candidate. Our actual research and development expenses could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and preclinical programs	$4,147	$5,471	$9,923	$10,491
Clinical development programs	3,951	2,919	10,254	5,414

Total research and development	$8,098	$8,390	$20,177	$15,905

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower personnel-related and lab costs as a result of the restructuring in February 2009. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities, and depreciation. Clinical development program costs increased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to higher outside manufacturing and clinical development costs for TRU-016.
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
General and Administrative Expenses
     General and administrative expenses decreased to $2.6 million in the three months ended June 30, 2009 from $3.0 million in the three months ended June 30, 2008. General and administrative expenses decreased to $5.7 million in the six months ended June 30, 2009 from $6.0 million in the six months ended June 30, 2008. The decrease in the three- and six-month periods was primarily due to lower personnel-related costs as a result of the restructuring in February 2009. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.2 million of which was classified as general and administrative expense. We expect our general and administrative expenses to decline in 2009 as a result of our restructuring during the first quarter of 2009. Our actual general and administrative expenses are likely to fluctuate in the future and could differ materially from those anticipated.
Net Interest Income (Expense)
     Net interest income (expense) decreased to ($102,000) in the three months ended June 30, 2009 from $315,000 in the three months ended June 30, 2008. Net interest income (expense) decreased to ($124,000) in the six months ended June 30, 2009 from $872,000 in the six months ended June 30, 2008. The decrease was primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first six months of 2009 compared to the same period in 2008. We expect net interest income (expense) to continue to decline in the future as a result of a declining cash and investment balance.
Liquidity and Capital Resources
     As of June 30, 2009, we had $37.5 million in cash, cash equivalents and short-term investments and a $2.9 million receivable from Wyeth for collaborative research funding. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreement with Wyeth, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio, nor do we hold any corporate securities not issued under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities. Net cash used in operating activities increased to $14.7 million in the six months ended June 30, 2009 from $10.9 million in the six months ended June 30, 2008. The increase was primarily due to outside manufacturing costs related to our TRU-016 product candidate, clinical trial costs and personnel-related costs related to the restructuring in February 2009. We expect net cash used in operations to increase in 2009 due to the expansion of our clinical activities.
     Investing Activities. Net cash provided by investing activities was $17.2 million in the six months ended June 30, 2009 compared to net cash used in investing activities of $17.0 million in the six months ended June 30, 2008. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. Purchases of property and equipment were $38,000 and $941,000 in the six months ended June 30, 2009 and 2008, respectively. We expect to continue to make investments in property and equipment in 2009; however, we expect to do so to a lesser extent than in 2008.
     Financing Activities. Net cash used in financing activities decreased to $618,000 in the six months ended June 30, 2009 from $1.2 million in the six months ended June 30, 2008. In the six months ended June 30, 2009 and 2008, financing activities consisted primarily of payments on an equipment financing arrangement of $694,000 and $1.3 million, respectively.
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
     The loan and security agreement with SVB contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. We were in compliance with all covenants under the loan and security agreement as of June 30, 2009. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.
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

     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. We have no exposure to auction rate securities within our investment portfolio, nor do we hold any corporate securities not issued under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We actively monitor changes in interest rates.
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $5,000 as of June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures prior to the filing of this quarterly report on Form 10-Q. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2008 Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.
     We need large amounts of capital to support our research and development efforts. Likewise, to further develop our lead proprietary product candidate, TRU-016, and our preclinical assets, we will need to raise additional funds. We may seek to raise funds through strategic partnerships, by selling additional equity or debt securities, or both, or incur other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, if at all, we will be prevented from pursuing research and development efforts and may elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend, which could harm our business prospects and financial condition. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. The capital markets have been experiencing extreme losses and disruption for more than 12 months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. Market volatility notwithstanding, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $17.7 million and $12.6 million in the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had an accumulated deficit of $110.2 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our TRU-016 product candidate, as well as the advancement of our preclinical programs, and product candidate manufacturing costs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of June 30, 2009, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $8.9 million. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
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
     The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Wyeth pursuant to which Wyeth is responsible for regulatory approval, and any subsequent commercialization of TRU-015 and SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Wyeth. In addition to the risks and uncertainties inherent in the regulatory approval process for TRU-015 and SBI-087, Wyeth may not advance the development and commercialization of TRU-015 and SBI-087, or either of these product candidates as quickly as we would like, if at all. For example, Wyeth has determined not to pursue TRU-015 for any oncology indications and discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of non-Hodgkins’ lymphoma, or NHL, that it had initiated in December 2007.
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
     Wyeth has the right to develop multiple product candidates against the targets licensed to it under our collaboration. Wyeth has begun clinical development of SBI-087, another CD20-directed therapy, for RA and has filed an Investigational New Drug, or IND, application for the evaluation of SBI-087 for SLE. If Wyeth later determines not to continue developing two CD20-directed therapies, Wyeth could decide to discontinue efforts to further develop TRU-015. SBI-087 is at an earlier stage in clinical development than TRU-015 and, as a result the time until potential commercialization of a product resulting from our collaboration with Wyeth, would likely be delayed by a decision by Wyeth to develop SBI-087 instead of TRU-015, which could adversely affect our business and cause the price of our common stock to decline.

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
     In January 2009, Pfizer and Wyeth announced that they have entered into a merger agreement pursuant to which Pfizer will acquire Wyeth. Pfizer and Wyeth announced that they expect the merger to close late in the third quarter of 2009 or early in the fourth quarter of 2009. If this transaction closes, subject to the change of control and divestiture provisions of the collaboration agreement discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” Pfizer would assume all of Wyeth’s rights and obligations under the collaboration agreement with us and become our partner for the development of TRU-015, SBI-087 and other products in development under the collaboration agreement. As Wyeth’s successor in interest, Pfizer will have ultimate decision-making authority regarding development of TRU-015, SBI-087 and other products in development under the collaboration agreement. We have no prior or existing relationship with Pfizer and, as a result, we cannot predict how or whether Pfizer will proceed with the collaboration or the development of these products. If Pfizer determines to delay, limit or abandon the development of TRU-015 or SBI-087, our business would be adversely affected.
Our success depends on the proper management of our current and future business operations, and the expenses associated with them.
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
We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations.
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
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. In addition, our proprietary clinical candidate TRU-016 and our Wyeth collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we only have limited clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we, in the case of TRU-016, or Wyeth, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.

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
     We do not currently have the ability to conduct clinical trials and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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
          The occurrence of any of these risks could negatively impact the development of our product candidates which would have an adverse effect on our business prospects.
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
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Issued patents held by others may limit our ability to develop commercial products. All issued U.S. patents are entitled to a presumption of validity under U.S. law. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, producing our products, or treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. For example, certain parts of our SMIP™ product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
     We are aware of previously filed U.S. provisional patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. A U.S. patent or patent application claiming the benefit of priority to the provisional patent applications, if it exists, has not yet published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Wyeth. With regard to the related European patent, we announced on September 11, 2008 that the Opposition Division, or OD, of the European Patent Office, or EPO, had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision to the Board of Appeals of the EPO. If Genentech and Biogen Idec succeed in their appeal of the OD’s decision the opposition proceeding will be reopened before the OD. If upon these further proceedings the European patent is held to be valid, either as amended prior to the OD hearing or with a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Wyeth could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications and a U.S. patent or patent application claiming priority to the provisional patent applications that have not been published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Wyeth a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition and operating results, and our collaboration with Wyeth.
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
     As of June 30, 2009, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 27, 2009, beginning at 9:30 a.m. Pacific time at our offices located at 2401 4th Avenue, Suite 1050, Seattle, Washington 98121.
     Stockholders representing a total of 17,277,916 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:
(1) Reelect Lee R. Brettman, M.D., FACP, Anders D. Hove, M.D., and Peter A. Thompson, M.D., FACP as Class II directors for a term that will expire at the annual stockholders meeting to be held in 2012.

	FOR	WITHHELD
Lee R. Brettman, M.D., FACP	17,245,040	32,876
Anders D. Hove, M.D.	17,245,040	32,876
Peter A. Thompson, M.D., FACP	17,240,024	32,892
(2) Ratify the appointment by the audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

FOR	17,262,340
AGAINST	10,560
ABSTAIN	5,016

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009
TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)