Form 10-Q
period 2009-09-30
Trubion Pharmaceuticals, Inc
filed 2009-11-05
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2009 was 20,364,093.

TRUBION PHARMACEUTICALS, INC.
INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION		22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	37
SIGNATURES		38
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	September 30,
	2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,811	$29,969
Investments	29,920	22,928
Receivable from collaborations	3,045	3,084
Prepaid expenses	1,037	2,112

Total current assets	65,813	58,093
Property and equipment, net	6,860	9,190
Other assets	3	7

Total assets	$72,676	$67,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070	$301
Accrued liabilities	4,964	4,981
Accrued compensation	1,820	1,169
Current portion of notes payable	1,267	1,302
Current portion of deferred rent	180	180
Current portion of deferred revenue	7,167	4,873

Total current liabilities	16,468	12,806
Non-current portion of notes payable	7,304	8,261
Non-current portion of deferred rent	—	135
Non-current portion of deferred revenue	29,887	14,620
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000; issued and outstanding — none	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; issued and outstanding — 20,360,631 at September 30, 2009 and 17,882,307 at December 31, 2008	20	18
Additional paid-in capital	135,389	123,846
Deferred stock-based compensation	—	(30)
Accumulated other comprehensive income	5	103
Accumulated deficit	(116,397)	(92,469)

Total stockholders’ equity	19,017	31,468

Total liabilities and stockholders’ equity	$72,676	$67,290

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Collaboration revenue	$4,452	$3,766	$12,783	$12,197
Operating expenses:
Research and development	7,410	7,397	27,587	23,302
General and administrative	3,146	2,987	8,877	8,985

Total operating expenses	10,556	10,384	36,464	32,287

Loss from operations	(6,104)	(6,618)	(23,681)	(20,090)
Interest income	8	370	162	1,585
Interest expense	(131)	(334)	(409)	(677)

Net loss	$(6,227)	$(6,582)	$(23,928)	$(19,182)

Basic and diluted net loss per share	$(0.33)	$(0.37)	$(1.31)	$(1.07)

Shares used in computation of basic and diluted net loss per share	18,868	17,859	18,267	17,847

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net loss	$(23,928)	$(19,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,900	2,705
Net amortization of premium/(discount) on investments	74	62
Depreciation and amortization expense	2,390	2,469
Changes in operating assets and liabilities:
Receivable from collaborations	39	1,639
Prepaid expenses and other assets	1,079	264
Accounts payable	769	(423)
Accrued liabilities and compensation	634	1,097
Deferred revenue	17,561	(4,142)
Deferred rent	(135)	(135)

Net cash provided by (used in) operating activities	1,383	(15,646)

Investing activities:
Purchases of property and equipment	(52)	(1,106)
Purchases of investments	(41,914)	(57,036)
Sale of investments	—	20,263
Maturities of investments	34,750	46,461

Net cash provided by (used in) investing activities	(7,216)	8,582

Financing activities:
Proceeds from issuance of notes payable	—	10,000
Payments on notes payable	(1,000)	(10,098)
Proceeds from the private placement of common stock	8,593	—
Proceeds from exercise of stock options	82	84

Net cash provided by (used in) financing activities	7,675	(14)

Net increase (decrease) in cash and cash equivalents	1,842	(7,078)
Cash and cash equivalents at beginning of period	29,969	41,827

Cash and cash equivalents at end of period	$31,811	$34,749

Supplemental disclosure information:
Cash paid for interest	$401	$663
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
Recently Adopted Accounting Pronouncements
     Effective January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the fair value guidance did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a newly issued accounting standard for the accounting and disclosure of an entity’s collaborative arrangements. This newly issued standard requires us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. The adoption of this guidance did not have any impact on our results of operations or financial position.
     During the quarter ended June 30, 2009, we implemented newly issued accounting standards which provide guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate that a transaction is not orderly. Specifically, the new standards provide additional guidelines for making fair value measurements more consistent with the principles presented and provide authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of the new standards did not impact our financial condition, results of operations or disclosures.

     During the quarter ended June 30, 2009, we also implemented a newly issued accounting standard requiring disclosure about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of the new standards did not impact our financial condition, results of operations or disclosures.
     During the quarter ended June 30, 2009, we implemented a newly issued accounting standard which provided guidance for the recognition, measurement and presentation of other-than-temporary impairments. This newly issued standard amended the other-than-temporary impairment model for debt securities and requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The adoption of the new standards did not impact our financial condition, results of operations or disclosures.
     During the quarter ended June 30, 2009, we implemented a newly issued accounting standard which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The subsequent event guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of this guidance did not have an impact on our financial condition, results of operations or disclosures.
2. Fair Value Measurements
     We currently measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value include:
Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets.

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 — Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
     The following tables represent our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$31,795	$—	$—	$31,795
Government and agency debt securities	—	29,920	—	29,920

Total	$31,795	$29,920	$—	$61,715

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	—	12,424	—	12,424
Corporate debt securities	—	13,003	—	13,003

Total	$27,444	$25,427	$—	$52,871

     Cash of $16,000 and $26,000 is not included in our fair value hierarchy disclosure as of September 30, 2009 and December 31, 2008, respectively.
     Separate disclosure is required of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of September 30, 2009 and December 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

     We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at September 30, 2009 and December 31, 2008 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
September 30, 2009	Cost	Gains	Losses	Value
Government and agency debt securities	$29,915	$5	$—	$29,920
Money market funds	31,795	—	—	31,795

Total	61,710	5	—	61,715
Less: cash equivalents	(31,795)	—	—	(31,795)

Amounts classified as investments	$29,915	$5	$—	$29,920

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
December 31, 2008	Cost	Gains	Losses	Value
Corporate debt securities	$12,940	$63	$—	$13,003
Government and agency debt securities	12,384	40	—	12,424
Money market funds	27,444	—	—	27,444

Total	52,768	103	—	52,871
Less: cash equivalents	(29,935)	(8)	—	(29,943)

Amounts classified as investments	$22,833	$95	$—	$22,928

     The estimated fair market value amounts have been determined using available market information. At September 30, 2009 and December 31, 2008, all marketable securities had remaining maturities of one year or less. Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. As of September 30, 2009 and December 31, 2008, there were no unrealized losses on investments. Realized gains on cash equivalents and investments totaled $7,000 during the nine months ended September 30, 2008. There were no realized gains or losses on cash equivalents or available for sale securities during the nine months ended September 30, 2009.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the six months ended September 30, 2009 and 2008, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of September 30, 2009 and 2008, potentially dilutive securities include stock options of 2,608,819 and 2,129,415, respectively.
4. Collaboration Agreements
Facet Biotech Corporation
     In August 2009, we entered into a collaboration agreement with Facet Biotech Corporation, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL. TRU-016 is a CD37-directed Small Modular Immunopharmaceutical, or SMIP protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet will share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement. The $20 million up-front payment and $1.4 million of equity premium representing the difference between the purchase price and the closing price of our common stock on the date the stock was purchased by Facet have been deferred and are being recognized ratably over the estimated term of our substantive contractual obligations under the collaboration. Our current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities. We currently estimate these obligations to extend through 2018. The estimated term of the research and development service period will be reviewed on a regular basis and adjusted as necessary.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, consisting of representatives of Trubion and Facet, which makes decisions by consensus. If the JSC is unable to reach a consensus, then the matter will be referred to Trubion’s and Facet’s Chief Executive Officers for resolution. If the Chief Executive Officers are unable to resolve the matter, then it will be resolved by arbitration. Both Trubion and Facet, at their sole discretion, may discontinue participation on the JSC with 90 days written notice to the other party.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Facet exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then that party must continue to supply the product to the continuing party for up to eighteen months following the opt-out.
     Facet can terminate the collaboration agreement at any time, in which event all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement would revert to us. If Facet terminates the collaboration agreement in the first 18 months, then Facet must pay us a $10 million termination fee.
     If there is a material breach of the collaboration agreement, then the non-breaching party may either terminate the collaboration agreement or continue the collaboration agreement and force the breaching party to opt-out and accept royalties at a reduced rate.
     Either party may assign its interest in the collaboration agreement to a third party, provided that the non-assigning party maintains a right of first negotiation over any proposed assignment. In addition, either we or Facet can freely assign the collaboration agreement without the consent of the other party in connection with certain specified change of control transactions, such as an acquisition.
     We deferred the recognition of the up-front payment of $20 million and $1.4 million equity premium. These payments are being recognized as revenue over the period of our substantive contractual obligations, which we estimate to be approximately nine years, or through 2018. During the nine months ended September 30, 2009 we recognized as revenue $643,000 for research and development services pursuant to our Facet collaboration. The $643,000 recognized in the nine months ended September 30, 2009 is comprised of $191,000 for recognition of the $20 million up-front fee received from Facet and the $1.4 million equity premium, and $452,000 for collaborative research funding from the Facet collaboration
Pfizer Inc.
     In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer Inc., or Pfizer, for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research and development services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.

     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extensions, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased by approximately $3.3 million and $3.4 million in exchange for committed research services from us through December 22, 2009 and December 22, 2010, respectively.
     Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer’s financial obligations also include payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b study and future studies will be conducted by Pfizer. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Pfizer. The change in estimate reduced the recognition of the up-front fee during 2008 by $487,000.
     During the nine months ended September 30, 2009 and 2008, we recognized as revenue $12.1 million and $12.2 million, respectively, for research and development services pursuant to our Pfizer collaboration. The $12.1 million recognized in the nine months ended September 30, 2009 is comprised of $3.6 million for amortization of the $40 million up-front fee received from Wyeth and $8.5 million for collaborative research funding from the Pfizer collaboration. The $12.2 million recognized in the nine months ended September 30, 2008 is comprised of $4.1 million for amortization of the $40 million up-front fee received from Wyeth and $8.1 million for collaborative research funding from the Pfizer collaboration.
5. Restructuring
     In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. We incurred a $0.8 million restructuring charge in the first quarter of 2009 related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million were recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We paid cash of $0.8 million related to the restructuring charge during the nine months ended September 30, 2009. No restructuring obligations remain as of September 30, 2009.

6. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. The components of comprehensive loss at September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(6,227)	$(6,582)	$(23,928)	$(19,182)
Net unrealized gains (losses) on securities available-for-sale	3	8	(98)	(133)
Net unrealized gains on cash flow hedges	—	156	—	129

Comprehensive loss	$(6,224)	$(6,418)	$(24,026)	$(19,186)

7. Commitments
     We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and for research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of September 30, 2009, we had committed to purchase $2.1 million of manufacturing services from Lonza in 2010. If we terminate reserved future manufacturing capacity with Lonza without providing adequate notice to Lonza under the agreement, we may incur cancellation fees.
8. Subsequent Events
     We have evaluated all subsequent events through November 5, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 5, 2009, there were no subsequent events that required recognition or disclosure.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing and our collaborations with Pfizer and Facet, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.

Overview
     We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product candidates are novel Small Modular Immunopharmaceutical, or SMIP, and multi-specific SCORPION therapeutics, members of a new generation of antibody alternatives. Our current clinical-stage therapeutics target specific antigens on B cells, CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.
     We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings and government grants.
Research and Development Programs and Recent Developments
     Our lead product candidate, TRU-015, which we are developing with our partner Pfizer Inc., or Pfizer, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. A second Phase 2b clinical trial for RA is under way and enrollment was completed in September 2009. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study is evaluating the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA.
     In October 2009, we announced positive data from the second course of re-treatment in the first Phase 2b clinical trial for RA demonstrating that administration of TRU-015 every 24 weeks produces well-tolerated results that are comparable with the more than four and a half years of re-treatment data compiled to date.
     In collaboration with us, Pfizer is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Pfizer’s clinical experience with TRU-015 and is based on our SMIPtm technology. Pfizer has commenced a Phase 1 study of SBI-087 for RA, in which patient enrollment is complete and the study is ongoing. In addition, patient recruitment is underway in an additional Phase 1 study of SBI-087 for RA in Japan. Finally, Pfizer is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.
     TRU-016, which we are developing with our partner Facet Biotech Corporation, or Facet, is a novel CD37-directed SMIP protein therapeutic. A TRU-016 Phase 1 clinical trial for patients with chronic lymphocytic leukemia, or CLL, is currently under way. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.
     In June 2009, we announced positive results following preliminary analysis from the Phase 1 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL study were to define safety and tolerability, identify a maximum tolerated dose, evaluate pharmacology and pharmacodynamics, and assess preliminary clinical activity.
Collaborations
Facet Biotech Corporation
     In August, 2009, we entered into a collaboration agreement with Facet for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL. TRU-016 is a CD37-directed SMIP protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet will share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, consisting of representatives of Trubion and Facet, which makes decisions by consensus. If the JSC is unable to reach a consensus, then the matter will be referred to Trubion’s and Facet’s Chief Executive Officers for resolution. If the Chief Executive Officers are unable to resolve the matter, then it will be resolved by arbitration. Both Trubion and Facet, at their sole discretion, may discontinue participation on the JSC with 90 days written notice to the other party.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Facet exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then such party must continue to supply the product to the continuing party for up to eighteen months following the opt-out.
     Facet can terminate the collaboration agreement at any time, in which event all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement would revert to us. If Facet terminates the collaboration agreement in the first 18 months, then Facet must pay us a $10 million termination fee.
     If there is a material breach of the collaboration agreement, then the non-breaching party may either terminate the collaboration agreement or continue the collaboration agreement and force the breaching party to opt-out and accept royalties at a reduced rate.
     Either party may assign its interest in the collaboration agreement to a third party, provided that the non-assigning party maintains a right of first negotiation over any proposed assignment. In addition, either we or Facet can freely assign the collaboration agreement without the consent of the other party in connection with certain specified change of control transactions, such as an acquisition.
Pfizer Inc.
     In December 2005 we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. Unless it is terminated earlier, our agreement with Pfizer will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extensions, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased by approximately $3.3 million and $3.4 million in exchange for committed research services from us through December 22, 2009 and December 22, 2010, respectively.
     Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer is also obligated to make payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the specified achievement of regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments in the event of future licensed product sales. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In October 2009, Pfizer completed its acquisition of Wyeth. Our collaboration agreement remains in effect with Pfizer and, as allowed under the collaboration agreement, we have requested further written assurances from Pfizer reaffirming Pfizer’s commitment to comply with the terms and conditions of the agreement. Pfizer has up to 90 days from the date of our request to reaffirm its commitment to comply with the terms and conditions of the collaboration agreement.
     If Pfizer has ongoing development and/or commercialization activities that would violate the mutual exclusivity provisions of the collaboration agreement, we have the right to require Pfizer to engage in good faith discussions regarding the terms and conditions on which Pfizer would pay reasonable financial consideration to us with respect to those development and commercialization activities. If we and Pfizer do not agree to terms, we have the right to require Pfizer to enter into an agreement to divest such development and commercialization activities, or to divest the relevant collaboration agreement products to a third party. If Pfizer does not divest such development and commercialization activities or such collaboration agreement products, we have the right to terminate all licenses related to CD20 and/or the additional specified target, as applicable.
     If during the 12 month period following Pfizer’s acquisition of Wyeth, Pfizer is required or voluntarily decides to divest itself of one or more of the products under the collaboration agreement, then subject to any governmental limitations, Pfizer must offer us an exclusive opportunity to negotiate the acquisition or license of all of Pfizer’s rights to that product on commercially reasonable terms. If we do not conclude an agreement with Pfizer covering the product, Pfizer can divest itself of the product but the terms of that divestiture cannot be more favorable than those that were last offered to us unless we are given the opportunity to accept those more favorable terms.
     Upon a change of control of Trubion, the agreement would remain in effect, subject to the right of Pfizer to terminate specified provisions of the agreement.
     Assuming TRU-015 and other product candidates under the collaboration with Pfizer continue to progress in development, expenses for future clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Pfizer and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Pfizer. In addition, Pfizer is responsible for a substantial portion of costs related to patent prosecution and patent litigation for products directed to targets selected by Pfizer pursuant to the collaboration agreement.
Outlook
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs, and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current Good Manufacturing Process, or cGMP material. We expect expenditures associated with these activities to increase in future years as we continue developing our product candidates. Expenses associated with our product candidates included in the Pfizer collaboration are substantially offset by reimbursement revenue from Pfizer. Expenses associated with our product candidates included in the Facet collaboration are shared equally.
     We have incurred significant losses since our inception. As of September 30, 2009, our accumulated deficit was $116.4 million and total stockholders’ equity was $19 million. During the nine months ended September 30, 2009 and 2008, we recognized net losses of $23.9 million and $19.2 million, respectively. We expect our net losses to increase in the future as we continue our existing and anticipated preclinical studies, manufacturing, and clinical trials. Our revenues and research and development expenses under the Facet collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. However, we expect revenue to increase in the future as a result of the additional collaboration revenue from our Facet collaboration. This increase in revenue from the Facet collaboration will be partially offset by decreases in revenue from Pfizer due to the transfer to Pfizer of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Pfizer.
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
Revenue Recognition
     We recognize revenue from our collaboration agreements with Pfizer and Facet, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones future product royalties and future product sales. Revenue related to our collaboration agreements is recognized as follows:
Up-Front Fees and License Fee. Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. For each collaboration agreement, we review our ongoing performance obligations on a regular basis and make adjustments to the estimated term as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period related to the Pfizer agreement was adjusted from six years and three months to seven years, or through December 2012, due to an extension of the estimated service period of our obligations to conduct clinical activities under our agreement with Pfizer. The adjustment during the third quarter of 2008 was the second adjustment to the estimated research and development service period since the inception of the collaboration agreement with Pfizer. Adjustments to the research and development service period are made prospectively. We have made adjustments to the research and development service periods in the past we expect to revise our estimate of the development term in future periods due to the inherently uncertain nature of development terms. As a result, revenue may fluctuate materially in the future due to adjustments to the estimated term of the research and development service periods and our substantive contractual obligations under our collaborations.
Collaborative Research Funding. Certain internal and external research and development costs and patent costs are reimbursed in connection with our collaboration agreements. Reimbursed costs under the Pfizer collaboration are recognized as revenue in the same period the costs are incurred. With respect to the reimbursement of development costs under the Facet collaboration, each quarter, we and Facet reconcile what each party has incurred for development costs, and we record either a net receivable or a net payable in our financial statements. For each quarterly period, if we have a net receivable from Facet, we recognize revenues by such amount, and if we have a net payable to Facet, we recognize additional research and development expenses by such amount.

As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. Reimbursed costs are subject to the estimation processes described in the preclinical study, clinical trial and manufacturing accruals processes described below and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates.
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
Preclinical Study, Clinical Trial and Manufacturing Accruals
     We estimate our preclinical study, clinical trial and manufacturing accrued expenses based on our estimates of the services received pursuant to contracts with multiple research organizations and contract manufacturers that conduct, manage, and provide materials for preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Research and development costs are expensed as the related goods are delivered or the related services are performed. Our preclinical study, clinical trial and manufacturing expenses include fees paid to the following:
•	contract research organizations in connection with preclinical studies;

•	clinical research organizations and other clinical sites in connection with clinical trials; and

•	contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.
     We record accruals for these preclinical studies, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed as the related services are performed. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To the extent any of these expenses are reimbursable under our collaboration agreements with Pfizer or Facet, we could also record significant adjustments to revenue when the actual activity becomes known. To date, we have not made any material adjustments to our estimates of preclinical study, clinical trial and manufacturing expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies, clinical trials and manufacturing runs are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     We account for stock-based compensation for employees and directors be based on estimated fair values. Employee stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     The fair value of each employee option grant in the nine months ended September 30, 2009 and 2008, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2009	2008
Risk-free interest rate	2.13%-2.72%	2.80%-3.40%
Weighted-average expected life (in years)	5.93	6.04
Expected dividend yield	0%	0%
Expected volatility rate	88%-105%	70%-74%
Weighted-average estimated fair value of employee options	$1.72	$5.29
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
Valuation of Investments
     We classify our investment portfolio as available-for-sale. The cost of securities sold is based on the specific identification method. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of September 30, 2009 are in active markets and our estimate of fair value is based upon quoted market prices. The remainder of our investments held as of September 30, 2009 are valued using observable inputs. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.
Results of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008
Revenue
     Revenue increased to $4.5 million in the three months ended September 30, 2009 from $3.8 million in the three month ended September 30, 2008. Revenue increased to $12.8 million in the nine months ended September 30, 2009 from $12.2 million in the nine months ended September 30, 2008. The three- and nine-month increases were primarily due to revenue recognized from our Facet collaboration of $643,000. The $643,000 is comprised of $191,000 for recognition of the $20 million up-front fee and $1.4 million equity premium, and $452,000 for collaborative research funding. Revenue in the nine months ended September 30, 2009 and 2008 also included $3.6 million and $4.1 million, respectively, for recognition of the $40 million upfront fee received from Wyeth and $8.5 million and $8.1 million of collaborative research funding from the Pfizer collaboration. The Wyeth and Facet upfront fees are being deferred and recognized on a straight-line basis over the estimated term of the research and development service periods. The Pfizer estimated service period is seven years, or through December 2012 and the Facet estimated service period is approximately nine years or through 2018. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed development and legal costs, and the recognition of the associated collaborative research revenue under our collaboration agreements. Also, revenues from the Facet collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

Research and Development Expenses
     Research and development expenses remained stable at $7.4 million in each of the three months ended September 30, 2009 and 2008. Research and development expenses increased to $27.6 million in the nine months ended September 30, 2009 from $23.3 million in the nine months ended September 30, 2008. The increase was primarily due to higher outside manufacturing and clinical development costs related to our TRU-016 product candidate, partially offset by decreased lab expense and personnel costs. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.6 million of which was classified as research and development expense. We expect research and development expenses to increase in the future due to additional clinical trials, preclinical research and manufacturing expenses associated with TRU-016 development. These costs may fluctuate depending on which party in the Facet collaboration is incurring the majority of the development costs in any particular period. Our actual research and development expenses could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and preclinical programs	$4,037	$4,916	$13,960	$15,408
Clinical development programs	3,373	2,481	13,627	7,894

Total research and development	$7,410	$7,397	$27,587	$23,302

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, animal studies, lab supplies, and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower personnel-related and lab costs as a result of the restructuring in February 2009. Clinical development costs consist of clinical manufacturing costs, clinical trial site and investigator fees, personnel costs and indirect costs such as rent, utilities, and depreciation. Clinical development program costs increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to higher outside manufacturing and clinical development costs for TRU-016.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. Under our collaboration with Pfizer, we are responsible for completing the remaining retreatment portion of the Phase 2a and initial 2b clinical trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. Under our collaboration with Facet, we are obligated to perform non-clinical, clinical, manufacturing and regulatory activities. While we are currently focused on developing TRU-015, SBI-087 and other product candidates with Pfizer, our TRU-016 product candidate with Facet and other product candidates that are outside our collaborations, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
General and Administrative Expenses
     General and administrative expenses increased slightly to $3.1 million in the three months ended September 30, 2009 from $3 million in the three months ended September 30, 2008. General and administrative expenses decreased to $8.9 million in the nine months ended September 30, 2009 from $9.0 million in the nine months ended September 30, 2008. The decrease in the nine-month period was primarily due to lower personnel-related costs as a result of the restructuring in February 2009. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.2 million of which was classified as general and administrative expense. We expect our general and administrative expenses to remain relatively stable in the future. Our actual general and administrative expenses could differ materially from those anticipated.
Net Interest Income (Expense)
     Net interest income (expense) decreased to ($123,000) in the three months ended September 30, 2009 from $36,000 in the three months ended September 30, 2008. Net interest income (expense) decreased to ($247,000) in the nine months ended September 30, 2009 from $908,000 in the nine months ended September 30, 2008. The decrease was primarily the result of a decline in interest rates and a decrease in our average cash and investment balance in the first nine months of 2009 compared to the same period in 2008. We expect net interest income (expense) to increase slightly in the future as a result of cash received from the Facet collaboration.
Liquidity and Capital Resources
     As of September 30, 2009, we had $61.7 million in cash, cash equivalents and short-term investments. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreements, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio, nor do we hold any corporate securities. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities. Net cash provided by operating activities was $1.4 million in the nine months ended September 30, 2009 compared to net cash used in operating activities of $15.6 million in the nine months ended September 30, 2008. Net cash provided by operating activities in the nine months ended September 30, 2009 was due to the $20 million up-front fee received from Facet in September 2009, partially offset by operating costs. We expect net cash used in operations to increase in the future due to the expansion of our clinical activities.
     Investing Activities. Net cash used in investing activities was $7.2 million in the nine months ended September 30, 2009 compared to net cash provided by investing activities in the nine months ended September 30, 2008 of $8.6 million. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. Purchases of property and equipment were $52,000 and $1.1 million in the nine months ended September 30, 2009 and 2008, respectively. We expect to continue to make investments in property and equipment in the future; however, we expect to do so to a lesser extent than in 2008.
     Financing Activities. Net cash provided by financing activities was $7.7 million in the nine months ended September 30, 2009 compared to net cash used in financing activities of $14,000 in the nine months ended September 30, 2008. In the nine months ended September 30, 2009 financing activities consisted primarily of a private placement of common stock to Facet of $8.6 million and payments on an equipment financing arrangement of $1.0 million. In the nine months ended September 31, 2008, financing activities consisted primarily of $10 million in proceeds under a new debt facility, offset by $10.1 million in payments against pre-existing equipment financing arrangements.
     We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, which provided for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property. The full $10.0 million available under the SVB facility was drawn at closing and is payable in fixed equal payments of principal plus accrued interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and interest due July 25, 2013. As of September 30, 2009, $8.6 million is outstanding under SVB loan and security agreement.
     The loan and security agreement with SVB contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. We were in compliance with all covenants under the loan and security agreement as of September 30, 2009. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.
     Based on our current operating plans, we believe that our existing capital resources plus proceeds from the collaboration and stock purchase agreements with Facet, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 24 months. The key assumption underlying this estimate is that expenditures related to continued preclinical, manufacturing, and clinical development of our product candidates during this period will be within budgeted levels.
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	the determination by any of our current collaboration partners, or any of their successors-in-interest to cease developing any product candidate that is the subject of that collaboration;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	the ability to raise capital through strategic partnerships or in the debt/equity markets;

•	milestone payments projected to be received under the Pfizer and Facet collaboration agreements;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the number of programs we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.

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
     As of September 30, 2009, the incremental costs of contractual commitments related to reservation fees for future manufacturing capacity at Lonza were $2.1 million, all of which are due within the next 12 months.
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
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $139,000 as of September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report on Form 10-Q. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2008 Form 10-K. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
Our success depends on the success of our clinical product candidates, TRU-015, TRU-016, and SBI-087, and we cannot be certain that they will be safe or effective, complete clinical trials, receive regulatory approval or be successfully commercialized.
     Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. In addition, our Facet collaboration clinical candidate, TRU-016, and our Pfizer collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we and Facet, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval.
     The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Pfizer pursuant to which Pfizer is responsible for regulatory approval, and any subsequent commercialization of TRU-015 and SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Pfizer. In addition to the risks and uncertainties inherent in the regulatory approval process for TRU-015 and SBI-087, Pfizer may not advance the development and commercialization of TRU-015 and SBI-087, or either of these product candidates as quickly as we would like, if at all. For example, prior to its acquisition by Pfizer, Wyeth had determined not to pursue TRU-015 for any oncology indications and discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of non-Hodgkins’ lymphoma, or NHL, that it had initiated in December 2007. In addition, we are a party to a collaboration agreement with Facet pursuant to which we and Facet must jointly agree to all development and commercialization plans and timelines. In addition, to the risks and uncertainties inherent in the regulatory approval process for TRU-016, Facet and we, acting jointly, may not advance the development and commercialization of TRU-016 as quickly as we would, acting alone.
     Clinical trials involving the number of sites and patients required for FDA approval of TRU-015 for RA, SBI-087 for RA or SLE or TRU-016 for CLL may not be successfully completed. If these clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, these product candidates will likely not receive regulatory approval. Even if any of these product candidates receive regulatory approval, the approved product candidate may never be successfully commercialized. If our product candidates do not receive regulatory approval or are not successfully commercialized, we may not be able to generate revenue, or become profitable, which would negatively affect our ability to continue operations.
If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.
     We need large amounts of capital to support our research and development efforts. We may seek to raise funds through additional strategic partnerships, by selling additional equity or debt securities, or both, or incur other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, if at all, we will be prevented from pursuing research and development efforts and may elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend, which could harm our business prospects and financial condition. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. The capital markets have been experiencing extreme losses and disruption for more than 12 months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. Market volatility notwithstanding, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $23.9 million and $19.2 million in the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had an accumulated deficit of $116.4 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to our Facet collaboration clinical candidate, TRU-016, as well as the advancement of our preclinical programs, and product candidate manufacturing costs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of September 30, 2009, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $8.6 million. In addition, our net operating loss carryforwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our Pfizer collaboration agreement, and any remaining net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
We depend on our collaborative relationship with Pfizer to develop, manufacture, and commercialize TRU-015, SBI-087, and other selected product candidates.
     In October 2009, Pfizer completed its acquisition of Wyeth and Pfizer is now our collaboration partner for TRU-015 and SBI-087. We have no prior relationship with Pfizer and, as a result, we cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the collaboration product candidates. In addition to our collaboration agreement with Pfizer for the development and worldwide commercialization of TRU-015, SBI-087 and other therapeutics directed to CD20, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture, or commercialize one or more product candidates.
     Although Pfizer is responsible for developing, manufacturing, and commercializing product candidates directed to collaboration targets, including CD20, and for the costs associated with such activities, we were obligated to complete the Phase 2b clinical trial, and are obligated to conduct re-treatment studies in RA, and may be obligated to conduct niche indication registration studies for CD20-directed therapies.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer. Pfizer has the right to develop multiple product candidates against the targets licensed to it under our collaboration. Pfizer has begun clinical development of SBI-087, another CD20-directed therapy, for RA and is currently enrolling patients in a phase 1 trial for the evaluation of SBI-087 for SLE. If Pfizer later determines not to continue developing two CD20-directed therapies, Pfizer could decide to discontinue efforts to further develop TRU-015. SBI-087 is at an earlier stage in clinical development than TRU-015 and a decision by Pfizer to develop SBI-087 instead of TRU-015 would likely delay the potential commercialization of any product under our collaboration with Pfizer, which could adversely affect our business and cause the price of our common stock to decline.

     We cannot assure you that Pfizer will fulfill its obligations under the agreement, or will develop and commercialize our product candidates as quickly as we would like, if at all. If Pfizer terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Pfizer, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Pfizer terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.
We depend on our collaborative relationship with Facet to develop, manufacture, and commercialize TRU-016 and other CD37-directed protein therapeutics.
     In August 2009, we entered into a collaboration agreement with Facet for the joint worldwide development and commercialization of TRU-016, our product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL, and other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, neither we nor Facet have the right to develop or commercialize protein therapeutics directed to CD37 outside of the collaboration.
     Our ability to receive funding for TRU-016 depends on our ability to collaborate effectively with Facet. Any future payments, including milestones payable to us, will depend on the extent to which we and Facet advance TRU-016 through development and commercialization. Facet may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee if such a termination was more than 18 months after the beginning of the collaboration. Facet also has the right upon 90 days’ written notice to terminate the agreement for our uncured material breach.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, that must make decisions by consensus. The failure of the JSC to reach consensus on material aspects of the development or commercialization of TRU-016 will lead to dispute resolution by our and Facet’s chief executive officers, and potentially arbitration, any of which may delay the development of TRU-016, which may harm our business.
     Under certain circumstances, the parties have the right to opt-out of the collaboration or may be deemed to have opted-out of the collaboration. If Facet opts-out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Facet certain royalty payments upon the sale of that product. If we opt-out of the collaboration and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Facet for up to 18 months.
     If Facet opts-out of or terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fully fund the development and commercialization of TRU-016 or enter into alternative arrangements with a third party. We could also become involved in disputes with Facet, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Facet terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.
Facet is the subject of a hostile takeover bid by Biogen Idec Inc., which may have negative impacts on our collaboration.
     On September 21, 2009, Biogen Idec Inc., or Biogen Idec, launched a hostile tender offer for the purchase of all of Facet’s outstanding shares of common stock that is currently set to expire on December 16, 2009, unless further extended by Biogen Idec. Facet’s board of directors has recommended that its stockholders reject the offer to purchase and not tender their shares to Biogen Idec, although the ultimate outcome of the tender offer is highly speculative and impossible to predict.
     The tender offer is likely to distract Facet’s management from the operation of its core business, including focus on our collaboration, until and for some time after its resolution. Furthermore, Facet’s and our research and development personnel are actively engaged in establishing the parameters and timeline upon which the TRU-016 development and commercialization program will be based and it is critical that they are able to communicate efficiently. Continued uncertainty regarding the tender offer might distract these personnel or otherwise impede their ability to collaborate effectively. The failure of Facet’s management or research personnel to focus adequately on our collaboration could negatively impact our ability to develop in a timely manner, if at all, the product candidates that are the subject of this collaboration.
     If Biogen Idec completes its proposed acquisition of Facet, whether through the tender offer or otherwise, we cannot be certain whether and to what extent it would proceed with the collaboration or the related development and commercialization programs. Biogen Idec has stated publicly that it does not consider our collaboration with Facet to be a positive development for Facet or its stockholders. If Facet, or any successor-in-interest, was to opt-out of or terminate or fail to fulfill its obligations under the agreement or if we were forced to opt-out of the agreement as a result of a change in control of Facet, we could become involved in costly and protracted disputes or litigation and our ability to successfully develop and commercialize any TRU-016 product candidates would be materially and adversely affected.
We currently rely on third-party manufacturers to supply our product candidates and will rely on third-party manufacturers to manufacture our product candidates in commercial quantities, which could delay or prevent the clinical development and future commercialization of our product candidates.
     We currently depend on Pfizer for the supply of TRU-015 and SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our Facet collaboration clinical candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, or adversely affect our ability to commercialize our product candidates in a timely manner, if at all.
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
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval. In addition, our Facet collaboration clinical candidate TRU-016 and our Pfizer collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we only have limited clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we and Facet, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2012, if at all.
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
If we enter into additional strategic partnerships, such as our relationships with Pfizer and Facet, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
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
If our technology or our product candidates conflict with the rights of others we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us and on our collaboration agreement with Pfizer.
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
     We are aware of previously filed U.S. provisional patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. A U.S. patent or patent application claiming the benefit of priority to the provisional patent applications, if it exists, has not yet published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Pfizer. With regard to the related European patent, we announced on September 11, 2008 that the Opposition Division, or OD, of the European Patent Office, or EPO, had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision to the Board of Appeals of the EPO. If Genentech and Biogen Idec succeed in their appeal of the OD’s decision the opposition proceeding will be reopened before the OD. If upon these further proceedings the European patent is held to be valid, either as amended prior to the OD hearing or with a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Pfizer could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications and a U.S. patent or patent application claiming priority to the provisional patent applications that have not been published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition and operating results, and our collaboration with Pfizer.
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
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Rituxan® (Genentech, Roche and Biogen Idec), Enbrel® (Amgen and Pfizer), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), Orencia® (BMS), Cimzia® (UCB) and Simponi® (JNJ and Schering-Plough). If approved for the treatment of SLE, our product candidates may compete with other therapies.
     Product Candidates for B-cell Malignancies. If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera® (Genentech, Roche and Biogen Idec), Zevalin® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GSK), Treanda® (Cephalon), Campath® (Genzyme and Bayer Schering AG) and Arzerra® (GSK and Genmab).
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
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005, we entered into a collaboration agreement with Wyeth, now Pfizer to develop and commercialize therapeutics directed to the CD20 protein and other targets. If we do not enter into collaborations with respect to product candidates not covered by the Pfizer collaboration, or if any of our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:
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
     We are party to a manufacturing services agreement effective as of November 21, 2005, with Lonza under which Lonza provides development and manufacturing services, with respect to TRU-016, including manufacture of product candidates for use in clinical trials and, upon regulatory approval, for commercial use. Under this agreement, we reserve future manufacturing runs under pre-specified terms and conditions. We may desire to cancel a reserved manufacturing run for a number of business reasons, such as a regulatory action or a preclinical, clinical, or commercial development that might change our clinical trial schedule. If for any reason we terminate any of these reserved runs without providing at least 360 days’ advance notice to Lonza and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 85% of the cost to us of the run. In addition, if we terminate any of the reserved runs without providing at least 180 days’ advance notice to Lonza, and if Lonza is unable to mitigate its losses after using reasonable efforts to do so, we will incur cancellation fees of 100% of the cost to us of the run. For example, we currently have a manufacturing run scheduled to occur in less than 360 days and if we cancel that run and if Lonza is unable to find a replacement customer despite its reasonable efforts to mitigate its losses, we will owe Lonza a cancellation fee of $1.8 million, which could harm our financial condition.
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
     As of September 30, 2009, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 82% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)
3.2	Amended and Restated Bylaws (Exhibit 3.1)(B)
4.1	Form of common stock certificate (Exhibit 4.1)(C)
4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)
10.1*†	Collaboration and License Agreement, dated August 27, 2009, by and between Facet Biotech Corporation and Trubion Pharmaceuticals, Inc.
10.2†	Manufacturing Services Agreement, dated November 21, 2005, by and between Lonza Biologics and Trubion Pharmaceuticals, Inc. (Exhibit 10.37) (D)
10.3	Novation Agreement, effective as of January 1, 2007, among Trubion Pharmaceuticals, Inc., Lonza Biologics, Inc. and Lonza Sales AG (Exhibit 10.3) (E)
10.4*†	Amendment, dated December 5, 2008, to the Manufacturing Services Agreement, dated November 21, 2005, by and between Trubion Pharmaceuticals, Inc. and Lonza Sales AG
10.5*†	Quality Agreement for TRU-016, dated December 5, 2008, by and between Trubion Pharmaceuticals, Inc. and Lonza Sales AG
10.6*†	Second Amendment, dated April 3, 2009, to the Manufacturing Services Agreement, dated November 21, 2005, by and between Trubion Pharmaceuticals, Inc.and Lonza Sales AG
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 18, 2006.

(E)	Incorporated by reference to the designated exhibit to the Registrant’s quarterly report of Form 10-Q filed with the SEC on August 7, 2008.

*	Filed herewith.

†	Portions of the agreement are subject to confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2009

TRUBION PHARMACEUTICALS, INC.
By:	/s/ Michelle G. Burris
Michelle G. Burris
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)