Form 10-K
period 2009-12-31
Trubion Pharmaceuticals, Inc
filed 2010-03-15
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2009, as reported on the National Association of Securities Dealers Automated Market, was $47,268,191.

As of February 26, 2010, 20,386,800 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement with respect to the 2009 Annual Meeting of Stockholders to be held May 26, 2010, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this annual report.

TRUBION PHARMACEUTICALS, INC.

2009 Form 10-K Annual Report

PART I

Forward-Looking Statements

This annual report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “may,” “anticipate,” “expect,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties, and assumptions that are difficult to predict, including those identified in the sections of Item 1 entitled “Strategic Collaborations,” “Competition,” “Intellectual Property,” “Manufacturing,” “Government Regulation” and “Reimbursement,” and in the sections of Item 1A entitled “Risk Factors.” We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission, or SEC, particularly our quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product development efforts are focused on three proprietary technologies that comprise the expanded foundation for Trubion product development — Small Modular Immunopharmaceutical, or SMIPtm, protein therapeutics, SCORPIONtm protein therapeutics, and TRU-ADhanCetm potency enhancing technology for immunopharmaceuticals. Our current clinical-stage therapeutics target specific antigens on B cells, CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.

Our lead product candidate, TRU-015, which we are developing with our partner, Pfizer Inc., or Pfizer, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. A second Phase 2b (study 2203) clinical trial for RA is under way and enrollment was completed in September 2009. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study is evaluating the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA.

In October 2009, we announced positive data from the second course of re-treatment in the first Phase 2b clinical trial for RA demonstrating that administration of TRU-015 every 24 weeks produces well-tolerated results that are comparable with the more than four and a half years of re-treatment data compiled to date.

In collaboration with us, Pfizer is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Pfizer’s clinical experience with TRU-015 and is based on our SMIP technology. Enrollment was completed in a Phase 1 study of SBI-087 for RA and patient dosing commenced in a Phase 2 study in December 2009. In addition, patient recruitment is under way in an additional Phase 1 study of SBI-087 for RA in Japan. Finally, Pfizer is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.

TRU-016, which we are developing with our partner Facet Biotech Corporation, or Facet, is a novel CD37-directed SMIP protein therapeutic. A TRU-016 Phase 1 clinical trial for patients with chronic lymphocytic leukemia, or CLL, is currently under way and has recently been expanded to treat patients with non-Hodgkins lymphoma, or NHL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.

In June and December 2009, we announced positive results following each of two preliminary analyses from the Phase 1 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL study are to define safety and tolerability, identify a maximum tolerated dose, or MTD, evaluate pharmacology and pharmacodynamics, and assess preliminary clinical activity. As of March 2010, we have not reached a MTD.

Our product candidates are as follows:

•	TRU-015 for the Treatment of Rheumatoid Arthritis. According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan, and the five major European markets. In 2009, total reported worldwide therapeutic sales for the treatment of RA were over $10 billion. Unfortunately, a significant segment of the RA population are refractory to current biological disease modifying anti-rheumatic drugs, or DMARDs, and clinical benefit (as measured by America College of Rheumatology, or ACR, 50 score) is estimated at less than 50% at six months post therapy.

We and our partner Pfizer have completed a Phase 2b clinical trial of TRU-015 for the treatment of RA (study 15002). A second Phase 2b clinical trial (study 2203) is ongoing and enrollment was completed in September 2009. The interim analysis of the second Phase 2b clinical trial of TRU-015 in RA (study 2203) met the pre-defined primary endpoint demonstrating superiority of TRU-015 over placebo. The study’s pre-defined primary endpoint is ACR50 response at week 24. We expect to receive final data from study 2203 in mid 2010. Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (study 2203) RA study. Patient dosing in the Phase 2 SBI-087 RA study commenced in December 2009 and an interim data review is planned that we believe could occur in late 2010 or early 2011 and final data is anticipated at the end of 2011.

•	SBI-087 for the Treatment of Rheumatoid Arthritis. In collaboration with us, our partner Pfizer has commenced two clinical studies of SBI-087 for the treatment of RA. The first is a Phase 2 randomized, placebo-controlled, double-blind, parallel-group, outpatient dose regimen-finding study in which patient dosing commenced in December 2009, with interim data review anticipated to occur late 2010 or early 2011 and final data is anticipated at the end of 2011. The second is a Phase 1 dose escalation clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of a single dose of SBI-087 in patients with RA, in which patient enrollment is complete. In addition, patient recruitment is also under way in an additional Phase 1 study of SBI-087 for RA in Japan.

•	SBI-087 for the Treatment of Systemic Lupus Erythematosus. According to Datamonitor, SLE is estimated to affect approximately 434,000 people in the United States, Japan, and the five major European markets. The prevalence of SLE varies significantly on a country-by-country basis and could be up to five times greater with expanding disease definitions and increasing diagnosis. No new pharmaceutical or biologic treatments have been approved for SLE in over 40 years. Our partner Pfizer is conducting a Phase 1 clinical trial of SBI-087 in SLE in which patient dosing has commenced and recruitment is ongoing. Currently, no protein therapeutics have been approved specifically for the treatment of SLE.

•	TRU-016 for the Treatment of B-cell Malignancies. According to the National Cancer Institute, CLL is estimated to affect approximately 70,000 people in the United States. Approximately 12,000 new cases of CLL are diagnosed each year according to Datamonitor. In addition, NHL, another B-cell malignancy, is one of the most common types of cancer accounting for approximately 4% of all cancers. About 66,000 people are expected to be diagnosed with NHL in 2009 according to the American Cancer society. Total reported worldwide sales of one of the most commonly used biologics in NHL, Rituxan®, surpassed $3 billion in 2009. Our TRU-016 product candidate targets CD37 for the treatment of B-cell malignancies such as CLL and NHL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics. We are currently conducting a Phase 1 clinical trial of TRU-016 in CLL and have filed an amendment to include treatment of patients with NHL.

In addition to our current product candidates, we are also developing additional alliance and proprietary product candidates that build on our existing product experience. To date, none of our product candidates has been approved for marketing and sale to patients nor have we received any product revenue.

In August 2009, we entered into a collaboration agreement with Facet for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for CLL. TRU-016 is a CD37-directed SMIP protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.

In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of TRU-015 and other therapeutics directed to CD20, an antigen that is a validated clinical target present on B cells. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we also have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement, including CD37. Unless it is terminated earlier, our agreement with Pfizer will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement.

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

SMIPtm Protein Therapeutics vs. mAbs

Our custom SMIP drug assembly technology was designed to specifically address the limitations of monoclonal antibodies, or mAbs. SMIP therapeutics are single chain polypeptides comprising a binding domain, a hinge domain and an effector domain designed in an effort to meet predetermined therapeutic criteria for specific diseases. SMIP proteins are mono-specific therapeutics — a drug that recognizes and attaches to a single antigen target and initiates biological activity. SMIP therapeutics have engineered structural design characteristics and are significantly smaller than whole antibodies, which we believe allows for better in vivo penetration.

SMIP technology enables us to design and develop differentiated product candidates for a range of targets and biological activities that have the following advantages:

•	Engineered Structural Characteristics: When engaging cell surface targets, SMIP proteins are capable of bringing together cell surface molecules in ways not always possible with mAbs. The binding domains of SMIP product candidates have a different geometry than the binding domains of mAbs — that is, the binding domains are closer together. The structural format of SMIP proteins permits engineering a range of distances between the binding domains. SMIP proteins are also capable of binding and neutralizing soluble molecules.

•	Differentiated Product Candidates: SMIP product candidates can be engineered to deliver desired cellular signaling responses. These properties can be used to generate biological responses not observed with mAbs. In addition, SMIP proteins can be engineered to balance target signal induction, complement-dependent cytotoxicity, or CDC and antibody-dependent cellular cytotoxicity, or ADCC, mediated activity. The ability to customize this balance of biological activities could result in safer and more effective immunopharmaceuticals.

•	Improved Biodistribution: SMIP product candidates have a particle size that is approximately one-half the size of mAbs. Smaller molecules have been demonstrated to penetrate tissues more readily, a feature we believe will provide increased therapeutic benefits.

•	Reliable Manufacturing: SMIP product candidates can be produced at large scale in mammalian cell expression systems from readily available materials.

•	Broad Therapeutic Application: SMIP product candidates have potential application in diabetes, solid organ transplant, oncology, and other high unmet need areas.

SCORPIONtm Multispecific Protein Therapeutics

SCORPION therapeutics are a novel platform for the development of multi-specific protein therapeutics. SCORPION therapeutics are single chain proteins comprised of one binding domain, an effector domain, and another binding domain. This proprietary molecular class leverages Trubion’s SMIPtm product format by combining single-chain binding and effector domain libraries, and adding additional binding domains. We utilize human protein sequences selected for stability, manufacturability, geometry of the binding domains, and low immunogenicity.

SCORPION therapeutics offer several potential advantages:

•	Dual Targeting: Scorpion constructs enable simultaneous multi-valent engagement of two or more different soluble or cell-surface targets, providing the capability for differentiated signaling events.

•	Desirable Pharmacodynamic Properties: Scorpion constructs retain immunoglobulin effector functions such as long in vivo half-life and Fc-dependent cellular cytotoxicity (FcDCC) activity, if desired.

•	Development of Multiple Product Candidates: Scorpion technology provides for a multitude of product candidates by utilizing binding domains in a variety of target combinations .

•	Reliable Manufacturing: Scorpion constructs can be produced as stable, homogeneous products with a standard manufacturing profile.

•	Broad Therapeutic Application: Scorpion therapeutics have applications in autoimmune and inflammatory diseases, or AIID, transplant, oncology, and other high unmet need areas.

TRU-ADhanCetm Technology: Greater ADCC Potency

Our TRU-ADhanCetm technology enhances the antibody-dependent cellular cytotoxicity, or ADCC, potency of immunopharmaceutical product candidates. In contrast to existing approaches that impose challenges on product development, Trubion has created a proprietary manufacturing methodology with the following advantages:

•	TRU-ADhanCe requires no change to the amino acid sequence of a product;

•	TRU-ADhanCe requires no change to a manufacturing cell line; and

•	TRU-ADhanCe can be applied late in product development.

Our TRU-ADhanCe technology is capable of yielding a well defined glycovariant product with ADCC via the addition of the glycosidase inhibitor castanospermine during the cell-culture stage of production. Although many other ADCC technologies require genetic modifications to the producing cell line, TRU-ADhanCe technology instead interferes with carbohydrate maturation in production cell lines, yielding products with enhanced ADCC.

Our Product Candidates

Our current clinical product candidates target B cells. B cells are important to the basic functioning of the body’s immune system. In addition to producing antibodies that attack and kill bacteria and viruses circulating within the body, they also help recruit and coordinate other types of immune system cells to perform specialized functions in the body’s fight against disease and infection. When B cells fail to appropriately distinguish the body’s own cells, tissues or organs from foreign pathogens or proteins, the mistaken identification can result in the B cells initiating an immune response against healthy cells, which results in an autoimmune disease that can lead to progressive disability. Autoimmune diseases include RA, SLE, multiple sclerosis, type 1 diabetes, and Graves’ disease. As a group, autoimmune diseases are among the most prevalent illnesses in the United States, affecting up to 5-8% of the population, or up to 24 million people. In addition, when B cells become malignant or otherwise multiply uncontrollably, they can result in cancers known as lymphomas, leukemias and myelomas.

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

Potential Market.  According to Datamonitor, RA is estimated to affect approximately 5.2 million people in the United States, Japan and and the five major European markets. In 2009 total reported worldwide sales of therapeutics used for the treatment of RA were greater than $10 billion. Notwithstanding the administration of currently available treatments, approximately two-thirds of the RA patient population experiences pain, stiffness and fatigue on a daily basis. As a result, we believe there is a large unmet medical need in the RA patient population for an effective drug therapy.

Current Treatments.  Initially, a patient presenting symptoms of RA is typically prescribed non-steroidal anti-inflammatory drugs, or NSAIDS. As the disease progresses, the RA patient may be prescribed a regimen of disease modifying anti-rheumatic drugs, or DMARDS, an anti-tumor necrosis factor, or anti-TNF, or other biologics. It is estimated that 20% of the RA patient population takes a combination of therapies that include biologics. Most biologics currently on the market for RA attempt to block the activity of immune system cytokines, which are chemical messengers thought to be associated with the autoimmune reactions, joint inflammation and bone damage characteristic of RA. These biologics include anti-TNF drugs such as Remicade®, Enbrel®, Humira,® and Cimzia®. Biologics are typically administered to patients with moderate to severe RA who need therapy in addition to NSAIDS or DMARDS. In addition to biologics that target immune system cytokines such as Kineret®, Orencia®, a drug that targets co-receptors on T cells, Actemra®, which targets IL-6 receptors and Rituxan® that, like TRU-015, is targeted to the CD20 antigen, have been approved for RA.

TRU-015 for RA Clinical Trial Results.  A second Phase 2b clinical trial (study 2203) is ongoing and enrollment was completed in September 2009. The interim analysis of the second Phase 2b clinical trial of TRU-015 in RA (study 2203) met the pre-defined primary endpoint demonstrating superiority of TRU-015 over placebo. The study’s pre-defined primary endpoint is ACR50 response at week 24. We expect to receive final data from study 2203 in mid 2010.

In October 2009 we announced positive data from the second course of re-treatment in the first Phase 2b clinical trial (study 15002) for RA demonstrating that administration of TRU-015 every 24 weeks produces well-tolerated results that are comparable with the more than four and a half years of re-treatment data compiled to date. Clinical disease activity parameters such as tender and swollen joint counts, patient and physician global assessments, patient assessment of pain and disability, and laboratory measures of inflammation may be combined to form composite measures of clinical response derived from the American College of Rheumatology that are known as ACR20, ACR50, and ACR70. In these measures of clinical response, ACR70 indicates a greater response from a baseline measure than ACR20, which is defined as an improvement of at least 20% from baseline in counts of both tender and swollen joints, as well as in at least three of five other disease activity parameters. At 24 weeks after the second re-treatment course, subjects in the group that had received 800 mg of TRU-015 in the initial treatment and the first and second re-treatments achieved ACR 20, 50 and 70 response rates of 72%, 39% and 21%, respectively.

In November 2007 we presented initial results from our first Phase 2b clinical trial of TRU-015 for the treatment of RA at the ACR Annual Meeting. Data from the Phase 2b trial demonstrated that TRU-015 provided statistically significant efficacy after a single infusion of 800 mg or 1600 mg. Our clinical program is designed to optimize dose and schedule for maximal efficacy and patient convenience without resulting in long term B-cell depletion.

American College of Rhuematology (ACR) Criteria for Improvement

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

TRU-015 for RA Ongoing Clinical Development.  Our partner, Pfizer, has fully enrolled the second Phase 2b (study 2203) clinical trial for TRU-015. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study will evaluate the safety and efficacy of two dosing regimens administered to patients with active seropositive rheumatoid factor, or RF, on a background of methotrexate. This study has been designed in a way that we believe could be supportive of a registration package with the FDA. The interim analysis of the second Phase 2b clinical trial of TRU-015 in RA (study 2203) met the pre-defined primary endpoint demonstrating superiority of TRU-015 over placebo. The study’s pre-defined primary endpoint is ACR50 response at week 24. We expect to receive final data from study 2203 in mid 2010. Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA study. Patient dosing in the Phase 2 SBI-087 RA study commenced in December 2009 and an interim data review is planned that we believe could occur in late 2010 or early 2011 and final data is anticipated at the end of 2011.

SBI-087

SBI-087 is our next generation, humanized, CD20-directed product candidate for the treatment of RA, SLE, and other autoimmune and inflammatory diseases. Pfizer is evaluating both intravenous and subcutaneous formulations of SBI-087 in multiple clinical studies. Preclinical studies conducted by Pfizer evaluated the PK and PD of SBI-087 following a single intravenous dose. Administration of SBI-087 in preclinical studies resulted in dose-dependent B-lymphocyte depletion in peripheral blood and lymphoid tissues that was more profound and sustained in SBI-087-treated groups compared with rituximab. In collaboration with us, our partner Pfizer has commenced two clinical studies of SBI-087 for the treatment of RA including a Phase 2 randomized, placebo-controlled, double-blind, parallel-group, outpatient dose regimen-finding study in which patient dosing commenced in December 2009, with interim data review anticipated to occur in late 2010/early 2011.

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

SBI-087 for RA Ongoing Clinical Development.  Our partner Pfizer has completed a Phase 1 study of SBI-087 for RA and a Phase 2 study of SBI-087 for RA has commenced and is ongoing. In addition, patient recruitment is under way in an additional Phase 1 study of SBI-087 for RA in Japan.

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

Potential Market.  According to Datamonitor, SLE is estimated to affect 236,000 people in the United States. The prevalence of SLE varies significantly on a country-by-country basis and could be up to five times greater with expanding disease definitions and increasing diagnosis. No new pharmaceutical or biologic treatments have been approved for SLE in over 40 years. We believe there is a large, unmet medical need in the SLE patient population as SLE patients have a death rate three times higher than that of the general population despite the fact that most patients are young and middle-aged individuals.

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

SBI-087 for SLE Ongoing Clinical Development.  Our partner, Pfizer, is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.

Commercialization Rights

Our collaboration agreement with Pfizer includes a worldwide licensing and commercialization agreement for the development of TRU-015 and other therapies. We retain an option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. See “Business — Our Strategic Collaboration with Pfizer.”

TRU-016

Our TRU-016 program, in collaboration with Facet, is focused on the development of a novel CD37-directed therapy for B-cell malignancies, such as CLL and NHL. CD37 is a clinically validated target for the treatment of B-cell malignancies and our TRU-016 product candidate has been designed for a desired therapeutic label surrounding B-cell depletion in these B-cell malignancies. CD37 is found at high levels on B cells and at lower levels on a subpopulation of T cells and myeloid cells. Experiments suggest that CD37 plays an important role in B-cell regulation. In addition, CD37 is known to be overexpressed in patients with CLL. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhance efficacy when used alone or in combination with chemotherapy and/or other CD20-directed therapeutics. We are currently conducting a Phase 1 clinical trial of TRU-016 in CLL and have filed an amendment to include treatment of patients with NHL. Expansion of the development program to other indications in oncology and AIID is planned.

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

Potential Market.  According to the National Cancer Institute, CLL is estimated to affect approximately 70,000 people in the United States. Approximately 12,000 new cases of CLL are diagnosed each year in the United States according to Datamonitor. In addition, NHL, another B-cell malignancy, is one of the most common types of cancer accounting for about 4% of all cancers. About 66,000 people in the United States are expected to be diagnosed with NHL in 2009 according to the American Cancer Society. Total reported worldwide sales of one of the most common used biologics in NHL, Rituxan® surpassed $3 billion in 2009.

Current Treatments.  While available CLL and NHL therapies include chemotherapy, radiation therapy, surgery and bone and stem cell transplantation, biologics have become the standard of care to treat these cancers. Biologic therapies for NHL include interferon and mAbs such as Rituxan®/Mabthera, Bexxar®, Zevalin® and Arzerra®. These mAbs all target CD20 on B cells, and Bexxar and Zevalin are radiolabeled. In addition, Campath® is a CD52-targeted mAb indicated for CLL, and Treanda®, a cytotoxic, is also indicated for CLL. FCR, a combination of fludaraline, cyclophosphamide and rituximab is currently the most effective combination for the treatment of CLL.

TRU-016 for CLL Ongoing Clinical Development.  A TRU-016 Phase 1 clinical trial for patients with CLL is currently under way. The open label clinical trial is composed of two parts- a dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TRU-016; and an expansion cohort designed to further evaluate safety and to estimate clinical activity of TRU-016 in patients with previously treated CLL or small lymphocytic leukemia.

TRU-016 for CLL Clinical Trial Results.  In December 2009, we announced positive data from a phase 1 study of TRU-016 in patients with relapsed and refractory CLL. Evidence of TRU-016 biological activity was seen beginning with patients dosed at the 0.3 mg/kg dose level, including in high-risk patients. Partial response was observed in five patients, including one patient with the 17p deletion cytogenetic abnormality. Partial response was determined following investigator assessment and the two-month confirmation of these responses is pending. Two patients with leukemia cutis experienced clearing, one complete and one partial. At the 10 mg/kg dose, four of five patients with elevated peripheral lymphocyte counts were reduced to normal levels. A total of 16 serious adverse events have been reported. The MTD has not yet been reached.

TRU-016 Phase 1 Clinical Results: Dose Response in Evaluable Patients — Reduction in Peripheral
Lymphocytes

		Normalized	Median	Best
Dose Cohort	N	Lymph Count	Reduction	Response

1 mg/kg	3	0/3 (0%)	67%	0
3 mg/kg	4	0/4 (0%)	78%	0
6 mg/kg	4	1/4 (25%)	85%	1 PR
10 mg/kg	5	4/5 (80%)	95%	2 PR
3 mg/kg TIW	4	1/4 (25%)	49%	1 PR
6 mg/kg TIW	4	1/1 (100%)	77%	1 PR

Strategic Collaborations

Facet

In August 2009, we entered into a collaboration agreement with Facet for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for CLL. TRU-016 is a CD37-directed SMIP protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.

We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.

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

On March 9, 2010, Abbott Laboratories, or Abbott, announced a definitive agreement to purchase Facet. Abbott further announced that it expects the transaction to close in the second quarter of 2010, subject to certain conditions. We intend to continue to pursue the objectives in the approved development plan.

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

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extension in 2009, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased to approximately $3.3 million per year in exchange for committed research services from us through December 22, 2010.

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

In October 2009, Pfizer completed its acquisition of Wyeth. Our collaboration agreement remains in effect with Pfizer and in response to our request, Pfizer has provided further written assurances reaffirming its commitment to comply with the terms and conditions of the agreement.

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

Product Candidates for Autoimmune and Inflammatory Diseases.  If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA in this $10 billion market including: Rituxan® (Genentech, Roche and Biogen Idec), Enbrel® (Amgen and Pfizer), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), Orencia® (BMS), Cimzia® (UCB), Simponi® (JNJ and Schering-Plough) and Actemra® (Roche and Chugai).

If approved for the treatment of SLE, we anticipate that our product candidates would have to compete with other B-cell depleting therapies, including CD20-directed therapeutics.

Product Candidates for B-cell Malignancies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies in these billion dollar markets. Although we are not aware of any CD37-directed therapeutics in development or on the market, for the treatment of CLL, NHL, or other B-cell malignancies, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan® (Genentech), Zevalin® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GSK), Campath® (Genzyme and Bayer Schering AG) and Arzerra® (GSK and Genmab).

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

We are aware of intellectual property, including European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for treatment of RA. On August 8, 2006, we filed an opposition to this patent raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A, and Pfizer. On September 11, 2008 we announced that the Opposition Division, or OD, of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision. Final resolution of the opposition proceedings will likely take a number of years. In addition to its opposition, Glaxo Group Limited filed an action with the United Kingdom High Court to revoke the U.K. counterpart of EP-B-1176981. Pfizer also initiated a revocation action. On May 19, 2008 the U.K. counterpart was revoked by Court order.

The Genentech European patent claims the benefit of priority to two U.S. provisional patent applications that are unpublished and the status of which will remain confidential unless a U.S. patent or patent application claiming priority to the provisional patent applications publishes. In the event any such corresponding U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you that Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 for the treatment of RA in the United States and have a material adverse effect on our business, financial condition, operating results and our collaboration with Pfizer. The Genentech patent has also been applied for in other countries including Japan, where the application is pending.

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

We have multiple potential sources for manufacturing our product candidates. Pfizer manufactures TRU-015 and has significant process development capabilities and extensive commercial-scale production capabilities at numerous facilities worldwide. Pfizer’s manufacturing commitment is contingent upon the effectiveness of our collaboration agreement which they may terminate without cause at any time upon 90 days’ prior written notice. However, in the event we or Pfizer terminate our collaboration agreement for certain reasons specified in the collaboration agreement, Pfizer would have limited manufacturing obligations to us. In addition to Pfizer, we have entered into agreements with Lonza Biologics and related entities for certain license rights related to Lonza’s manufacturing technology, research and development services, and for the manufacture of TRU-015 as well as other product candidates. As of December 31, 2009, we had committed to purchase $2.1 million of manufacturing services for TRU-016 from Lonza in 2010. Under our manufacturing agreement with Lonza, we could incur cancellation fees if we cancel the production run with insufficient advance notice. Our commitments with Lonza for manufacturing expire in the second quarter of 2010 and we currently do not have any future manufacturing agreements at this time. We plan on negotiating additional manufacturing capacity with Lonza or other third party manufacturers during 2010.

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

Employees

As of December 31, 2009, we had 73 full-time employees, 18 of whom held Ph.D. or M.D. degrees and 57 of whom were engaged in full-time research and development activities. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a Biologic License Application, or BLA, to the FDA for approval. In addition, our Facet collaboration clinical candidate, TRU-016, and our Pfizer collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and even if we and Facet, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval.

The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Pfizer pursuant to which Pfizer is responsible for regulatory approval of, and any subsequent commercialization of TRU-015 and SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Pfizer. Pfizer may not advance the development and commercialization of TRU-015 and SBI-087, or either of these product candidates as quickly as we would like, if at all. For example, Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA study. Patient dosing in the Phase 2 SBI-087 RA study commenced in December 2009 and an interim data review is planned that we believe could occur in late 2010 or early 2011 and final data is anticipated at the end of 2011.

In addition, prior to its acquisition by Pfizer, Wyeth had determined not to pursue TRU-015 for any oncology indications and discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of non-Hodgkins’ lymphoma, or NHL, that it had initiated in December 2007. We are also party to a collaboration agreement with Facet pursuant to which we and Facet must jointly agree to all development and commercialization plans and timelines for TRU-016. Acting jointly, we and Facet may be unable to advance the development and commercialization of TRU-016 as quickly as we would, acting alone.

Clinical trials required for FDA approval of TRU-015 for RA, SBI-087 for RA or SLE or TRU-016 for CLL and NHL may not be successfully completed. If required clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, our product candidates will likely not receive regulatory approval. Even if any of these product candidates receive regulatory approval, the approved product candidate may never be successfully commercialized. If our product candidates do not receive regulatory approval or are not successfully commercialized, we may not be able to generate revenue, or become profitable, which would negatively affect our ability to continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. We may seek to raise funds through additional strategic partnerships, by selling additional equity or debt securities, or both, or by incurring other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts or we may instead elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend, which could harm our business prospects and financial condition. The sale of additional equity or equity-linked securities could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. The capital markets have been experiencing disruption for more than 16 months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize and appetite for additional investment grows. Whether or not the capital markets stabilize, future financing may not be available in sufficient amounts or on terms acceptable to us, if at all.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $29.2 million, $25.6 million and $23.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of $121.7 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to TRU-

016, our Facet collaboration clinical candidate, as well as the advancement of our preclinical programs, and to product candidate manufacturing costs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of December 31, 2009, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $8.3 million. In addition, our net operating loss carry forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our Pfizer collaboration agreement, and any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.

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

With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer. Pfizer has the right to develop multiple product candidates against the targets licensed to it under our collaboration. Pfizer has begun clinical development of SBI-087, another CD20-directed therapy, for RA and is currently enrolling patients in a phase 1 trial for the evaluation of SBI-087 for SLE. Pfizer could decide to focus its resources on only one CD-20-directed therapy and, as a result, discontinue efforts to further develop TRU-015. For example, Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA study. SBI-087 is at an earlier stage in clinical development than TRU-015 and a decision by Pfizer to develop SBI-087 instead of TRU-015 would therefore likely delay the potential commercialization of any product under our collaboration with Pfizer, which could adversely affect our business and cause the price of our common stock to decline.

Pfizer may not develop and commercialize our product candidates as quickly as we would like, if at all. If Pfizer terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Pfizer, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Pfizer terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.

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

Our ability to receive funding for TRU-016 under the collaboration depends on our ability to collaborate effectively with Facet. Any future payments, including milestones payable to us, will depend on the extent to which we and Facet advance TRU-016 through development and commercialization. Facet may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee if such a termination was more than 18 months after the beginning of the collaboration. Facet also has the right upon 90 days’ written notice to terminate the agreement for any uncured material breach by us.

With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, that must make decisions by consensus. The failure of the JSC to reach consensus on material aspects of the development or commercialization of TRU-016 would lead to dispute resolution by our and Facet’s chief executive officers, and potentially arbitration, any of which may delay the development of TRU-016, which may harm our business.

Under certain circumstances, the parties have the right to opt-out of the collaboration or may be deemed to have opted-out of the collaboration. If Facet opts-out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Facet certain royalty payments upon the sale of that product. We are currently the lead manufacturing party for TRU-016 and if we opt-out of the collaboration and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Facet for up to 18 months.

On March 9, 2010, Abbott Laboratories, or Abbott, announced a definitive agreement to purchase Facet. Abbott further announced that it expects the transaction to close in the second quarter of 2010, subject to certain conditions. We intend to continue to pursue the objectives in the approved development plan.

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

We currently rely on third-party manufacturers to supply our product candidates for clinical trials and will rely on third-party manufacturers to manufacture our product candidates in commercial quantities, which could delay, prevent or increase the costs associated with the clinical development and future commercialization of our product candidates.

We currently depend on Pfizer for the supply of TRU-015 and SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our Facet collaboration clinical candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development or manufacturing could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, increase our costs or otherwise adversely affect our ability to commercialize our product candidates in a timely manner, if at all. For example, our commitments with Lonza for manufacturing TRU-016 expire in the second quarter of 2010 and we currently do not have any future manufacturing agreements at this time. We plan on negotiating for additional manufacturing capacity with Lonza during 2010. We may be unable to do so in a timely manner or on terms that are consistent with our existing agreements. If we are unable to negotiate for additional manufacturing capacity with Lonza, we will need to contract with other third-party manufacturers, which will result in additional costs and may cause delays in the future supply of TRU-016 and the clinical development of TRU-016.

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

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our executive management team. In November 2009, our Chief Executive Officer, or CEO, and Chairman of the Board retired after serving since February 2003. Following his departure, our Board of Directors appointed our prior Lead Director to serve as Executive Chairman and Acting President until a qualified replacement is found. We have retained a recruiting firm and are currently conducting a nationwide search for a new CEO. The departure of our CEO and Chairman could have a disruptive effect on our ability to attract and retain qualified team members and execute our strategic plan. Though we intend to hire a qualified candidate for CEO in the near term, no assurances can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could materially and adversely affect our business, financial condition or results of operations. Furthermore, in recruiting a new CEO we will incur expenses related to recruiting, relocation, training and possibly experience operational inefficiencies. In the event we are unable to effect a smooth transition from our Interim Executive Chairman and Acting President to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable, the resulting disruption could negatively impact our operations and impede our ability to execute our strategic plan. In addition, although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. The loss of one or more of the members of our senior management team could adversely affect our operations.

In February 2009, as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure, we announced a reduction of approximately 25% of our workforce, across our research and administrative functions. This reduction in workforce may impair our ability to recruit and retain qualified employees and to effectively complete research and administrative functions. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so or we may be required to pay above market rates. Our future success depends on our continuing ability to develop, motivate, and retain qualified management, clinical, and scientific personnel for all areas of our organization. If we do not succeed in retaining and motivating our remaining personnel, our existing operations may suffer and we may be unable to effectively engage in planned operations.

We cannot assure you any of our product candidates will be safe or effective, or receive regulatory approval.

The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval and Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA study. In addition, our Facet collaboration clinical candidate TRU-016 and our Pfizer collaboration clinical candidate SBI-087 commenced initial clinical testing in 2008 and as a result we only have limited clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we and Facet, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.

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

If we enter into additional strategic partnerships we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

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

If our technology or our product candidates conflict with the rights of others we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us.

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

We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005, Merck KGaA filed a proceeding with the Office for Harmonisation in the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. Our action with the Court of First Instance of the European Community to annul the Board decision has been denied. Merck also filed a similar opposition in Brazil in February 2009. We intend to vigorously pursue registration of the mark TRUBION for products in the European Union and Brazil and to challenge Merck’s claimed rights as necessary to obtain such registration; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.

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

Product Candidates for Autoimmune and Inflammatory Diseases.  If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Rituxan® (Genentech, Roche and Biogen Idec), Enbrel® (Amgen and Pfizer), Remicade® (JNJ and Schering-Plough), Humira® (Abbott), Orencia® (BMS), Cimzia® (UCB), Simponi® (JNJ and Schering-Plough), and Actemra® (Roche and Chugai). If approved for the treatment of SLE, our product candidates will compete with other therapies.

Product Candidates for B-cell Malignancies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera®

(Genentech, Roche and Biogen Idec), Zevalin® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GSK), , Campath® (Genzyme and Bayer Schering AG) and Arzerra® (GSK and Genmab).

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

We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development, and potential commercialization and, further, we may make incorrect determinations as a result of our limited resources or information available to us at the time of our determination. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

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

We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005, we entered into a collaboration agreement with Wyeth, now Pfizer, to develop and commercialize therapeutics directed to the CD20 protein and other targets. In August 2009 we entered into a collaboration agreement with Facet to develop and commercialize TRU-016. If we do not enter into collaborations with respect to product candidates not covered by the Pfizer or Facet collaborations, or if any of our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. For example, neither we nor Facet currently have a sales, marketing or distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:

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

In addition, the U.S. stock market in the last 16 months has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of trading companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2009, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 81% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.

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

In November 2005, Merck KGaA filed a proceeding with the Office of Harmonisation for the Internal Market, or the Office, opposing our European application for registration of the trademark TRUBION for certain products and services. The Office has held in our favor with respect to the services, and in Merck’s favor with respect to the products. Our action with the Court of First Instance (CFI) of the European Community to annul the decision at the Office has been denied. In February 2009, Merck filed a similar opposition in Brazil. We intend to vigorously pursue registration of the mark TRUBION for products in the European Union and Brazil, and to challenge Merck’s claimed rights as necessary to obtain such registration.

On August 8, 2006, we filed with the European Patent Office, or EPO, an opposition to European patent No. EP-B-1176981, in which Genentech has an ownership interest with claims directed to the second medical use of an anti-CD20 antibody for the treatment of RA, raising objections as to its validity. Subsequent to the submission of our opposition, other parties filed oppositions to the Genentech patent prior to August 30, 2006, including MedImmune, Inc., Genmab A/S, Centocor, Inc., Glaxo Group Limited, Serono S.A., and Pfizer. On September 11, 2008, we announced that the Opposition Division, or OD, of the EPO had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision. Final resolution of the opposition proceeding may take a number of years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

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

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The Nasdaq Global Market:

	High	Low

Year ended December 31, 2009
First Quarter	$1.76	$1.16
Second Quarter	$2.97	$1.30
Third Quarter	$6.25	$2.36
Fourth Quarter	$5.11	$3.65
Year ended December 31, 2008
First Quarter	$12.55	$5.99
Second Quarter	$8.80	$4.39
Third Quarter	$5.40	$3.32
Fourth Quarter	$3.67	$1.01

Stockholders

As of February 26, 2010, there were approximately 35 holders of record of our common stock.

Dividend Policy

No cash dividends have been paid on the common stock. We currently intend to retain all future income to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In 2008, we entered into a loan and security agreement that may restrict our ability to pay cash dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between October 18, 2006 (the date of our initial public offering) and December 31, 2009, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Stock Market Index, over the same period. This graph assumes the investment of $100 on October 18, 2006 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Stock Market Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 18, 2006 was the closing sales price of $13.09 per share.

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

	10/18/2006	12/29/2006	12/31/2007	12/31/2008	12/31/2009
Trubion Pharmaceuticals, Inc.	$100.00	$137.59	$76.39	$9.78	$29.41
Nasdaq Stock Market Index	$100.00	$87.97	$141.40	$70.60	$56.63
Nasdaq Biotechnology Index	$100.00	$99.47	$104.03	$90.89	$105.10

Recent Sales of Unregistered Securities

In connection with the collaboration agreement, we and Facet entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto included in this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Collaboration revenue	$18,003	$16,467	$20,148	$36,530	$222
Grant revenue	—	—	—	—	127

Total revenue	18,003	16,467	20,148	36,530	349
Operating expenses:
Research and development	34,396	31,608	36,466	33,309	15,212
General and administrative	12,429	11,374	10,833	9,473	4,146

Total operating expenses	46,825	42,982	47,299	42,782	19,358

Loss from operations	(28,822)	(26,515)	(27,151)	(6,252)	(19,009)
Net interest income (expense)	(361)	956	3,837	2,222	278
Other income (expense)	—	—	—	101	(134)

Loss before cumulative effect of change in accounting principle	(29,183)	(25,559)	(23,314)	(3,929)	(18,865)
Cumulative effect of change in accounting principle	—	—	—	—	(62)

Net loss(1)	$(29,183)	$(25,559)	$(23,314)	$(3,929)	$(18,927)

Basic and diluted net loss per share	$(1.55)	$(1.43)	$(1.32)	$(0.83)	$(23.30)

Shares used in computation of basic and diluted net loss per share	18,797	17,856	17,688	4,744	812

(1)	Effective January 1, 2006, we began recognizing compensation expenses for all future share-based payments made to employees and directors be based on estimated fair values. For the years ended December 31, 2009, 2008 and 2007, we recorded non-cash stock-based employee compensation expense of $3.5 million, $3.2 million and $2.9 million, respectively. See Note 10 of the Notes to Financial Statements for further discussion.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$54,846	$52,897	$78,515	$105,801	$9,792
Receivable from collaborations	3,428	3,084	4,237	4,354	40,000
Working capital	40,530	45,287	69,132	93,188	37,881
Total assets	65,380	67,290	95,174	121,394	54,009
Deferred revenue	35,262	19,493	24,854	31,778	39,778
Non-current portion of notes payable	6,975	8,261	7,567	6,708	1,276
Preferred stock warrant liability	—	—	—	—	282
Convertible preferred stock	—	—	—	—	45,753
Total stockholders’ equity (deficit)	15,094	31,468	53,313	72,654	(37,902)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings and interest earned on investments.

Product Candidates and Recent Developments

Our lead product candidate, TRU-015, which we are developing with our partner Pfizer Inc., or Pfizer, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. A second Phase 2b (study 2203) clinical trial for RA is under way and enrollment was completed in September 2009. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study is evaluating the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid factor on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA. Pfizer will determine whether to commence a Phase 3 study of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA study, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA study. Patient dosing in the Phase 2 SBI-087 RA study commenced in December 2009 and an interim data review is planned that we believe could occur in late 2010 or early 2011 and final data is anticipated at the end of 2011.

In October 2009, we announced positive data from the second course of re-treatment in the first Phase 2b clinical trial for RA demonstrating that administration of TRU-015 every 24 weeks produces well-tolerated results that are comparable with the more than four and a half years of re-treatment data compiled to date.

In collaboration with us, Pfizer is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Pfizer’s clinical experience with TRU-015 and is based on our SMIP technology. Enrollment was completed in a Phase 1 study of SBI-087 for RA. Patient dosing has commenced and recruitment is ongoing in a Phase 2 study of SBI-087 for RA. In addition, patient recruitment is under way in an additional Phase 1 study of SBI-087 for RA in Japan. Finally, Pfizer is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.

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

In June and December 2009, we announced positive results following each of two preliminary analysis from the Phase 1 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL study were to define safety and tolerability, identify a maximum tolerated dose, evaluate pharmacology and pharmacodynamics, and assess preliminary clinical activity. As of February 2010, we have not reached a maximum tolerated dose and have filed an amendment to include treatment of patients with non-Hodgkins lymphoma, or NHL.

Collaborations

Facet

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

We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.

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

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extension in 2009, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased to approximately $3.3 million per year in exchange for committed research services from us through December 22, 2010.

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

In October 2009, Pfizer completed its acquisition of Wyeth. Our collaboration agreement remains in effect with Pfizer and, as allowed under the collaboration agreement, we requested and Pfizer has provided further written assurances reaffirming Pfizer’s commitment to comply with the terms and conditions of the agreement.

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

We have incurred significant losses since our inception. As of December 31, 2009, our accumulated deficit was $121.7 million and total stockholders’ equity was $15.1 million. During the years ended December 31, 2009, 2008 and 2007, we recognized net losses of $29.2 million, $25.6 million and $23.3 million, respectively. We expect our net losses to increase in the future as we continue our existing and anticipated preclinical studies, manufacturing, and clinical trials. Our revenues and research and development expenses under the Facet collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. However, we expect revenue to increase in the future as a result of the additional collaboration revenue from our Facet collaboration. This increase in revenue from the Facet collaboration will be partially offset by decreases in revenue from Pfizer due to the transfer to Pfizer of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Pfizer.

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

Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2009 in this annual report on Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study, clinical trial and manufacturing accruals, stock-based compensation and valuation of investments are the most critical to understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue from our collaboration agreements with Pfizer and Facet, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones future product royalties and future product sales. Revenue related to our collaboration agreements is recognized as follows:

Up-Front Fees and License Fee.  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. For each collaboration agreement, we review our ongoing performance obligations on a regular basis and make adjustments to the estimated term as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period related to the Pfizer agreement was adjusted from six years and three months to seven years, or through December 2012, due to an extension of the estimated service period of our obligations to conduct clinical activities under our agreement with Pfizer. The adjustment during the third quarter of 2008 was the second adjustment to the estimated research and development service period since the inception of the collaboration agreement with Pfizer. Adjustments to the research and development service period are made prospectively. We have made adjustments to the research and development service periods in the past and we expect to revise our estimate of the development term in future periods due to the inherently uncertain nature of development terms. As a result, revenue may fluctuate materially in the future due to adjustments to the estimated term of the research and development service periods and our substantive contractual obligations under our collaborations.

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

Milestones.  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive or at-risk milestones, revenue will be recognized on a straight-line basis over the remaining estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

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

Stock-Based Compensation

We account for stock-based compensation for employees and directors based on estimated fair values. Employee stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.

The fair value of each employee option grant in the years ended December 31, 2009, 2008 and 2007, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.13%-2.72%	2.80%-3.40%	3.78%-4.78%
Weighted-average expected life (in years)	5.92	6.04	6.14
Expected dividend yield	0%	0%	0%
Expected volatility rate	88%-105%	70%-74%	65%-75%
Weighted-average estimated fair value of employee options	$1.85	$5.29	$12.87

For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of the underlying common stock, risk-free interest rates and expected dividend yields of our common stock. We have assumed that non-employee stock options have an expected life of one to ten years and assumed common stock volatility between 65% and 105%.

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

Valuation of Investments

We classify our investment portfolio as available-for-sale. The cost of securities sold is based on the specific identification method. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of December 31, 2009 are in active markets and our estimate of fair value is based upon quoted market prices. The remainder of our investments held as of December 31, 2009 are valued using observable inputs. We regularly evaluate the performance of our investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related investment is written down to its estimated fair value. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and it will be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption. We are evaluating the impact this guidance will have on our financial position, results of operations, cash flows and disclosures.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Revenue

Revenue recognized under our collaboration agreements for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Pfizer	$15,855	$16,467	$20,148
Facet	2,148	—	—

Total revenue	$18,003	$16,467	$20,148

Revenue increased to $18.0 million in 2009 from $16.5 million in 2008. Revenue was $20.1 million in 2007. The increase in 2009 compared to 2008 was due to revenue recognized from our Facet collaboration of $2.1 million. The $2.1 million is comprised of $0.8 million for recognition of the $20 million up-front fee and $1.4 million equity premium and $1.3 million for collaborative research funding. The increase in revenue related to our Facet collaboration was partially offset by lower revenue recognized from our Pfizer collaboration due to an extension of the recognition period of the up-front fee and lower reimbursement revenue due to lower costs related to the Phase 2b clinical trial for TRU-015 in the treatment of RA. Revenue from our Pfizer collaboration for the year ended December 31, 2009 was comprised of $11.0 million for collaborative research funding and $4.9 million for recognition of the $40 million up-front fee.

The decrease in 2008 compared to 2007 was due to a decrease in reimbursement revenue from our Pfizer collaboration related to the Phase 2b clinical trial for TRU-015 in the treatment of RA, an extension of the recognition of the up-front fee and a decline in reimbursable legal costs. Revenue for the year ended December 31, 2008 was comprised of $11.1 million for Pfizer collaborative research funding and $5.4 million for recognition of the $40 million Pfizer up-front fee.

The Pfizer and Facet up-front fees are being deferred and recognized on a straight-line basis over the estimated term of the research and development service periods. The Pfizer estimated service period is through 2012 and the Facet estimated service period is through 2018. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed development and legal costs, and the recognition of the associated collaborative research revenue under our collaboration agreements. However, we expect revenue to increase in the future as a result of the additional collaboration revenue from our Facet collaboration. This increase in revenue from the Facet collaboration will be partially offset by decreases in revenue from Pfizer due to the transfer to Pfizer of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Pfizer. Our actual revenue, however, could differ materially from anticipated revenue.

Research and Development Expenses

Research and development expenses increased to $34.4 million from $31.6 million in 2008. Research and development expenses were $36.5 million in 2007. The increase in 2009 compared to 2008 was primarily due to higher outside manufacturing and clinical development costs related to our TRU-016 product candidate, partially offset by decreased lab expense and personnel costs. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.6 million of which was classified as research and development expense.

The decrease in 2008 compared to 2007 was primarily due to decreased outside manufacturing costs related to our TRU-016 product candidate, decreased clinical costs related to our Phase 2b clinical trial for TRU-015 and decreased costs for lab expenses for TRU-016. We expect research and development expenses to increase in the future due to additional clinical trials and manufacturing expenses associated with TRU-016 development and increases in preclinical research. These costs may fluctuate depending on which party in the Facet collaboration is incurring the majority of the development costs in any particular period. Our actual research and development expenses could differ materially from those anticipated.

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

Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Research and preclinical programs	$17,954	$20,257	$21,344
Clinical development programs:
TRU-015	7,168	7,423	9,296
TRU-016	7,659	2,009	4,587
Indirect	1,615	1,919	1,239

Total clinical development programs	16,442	11,351	15,122

Total research and development	$34,396	$31,608	$36,466

Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, lab expenses and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in 2009 compared to 2008 due to decreased lab expense and personnel costs as a result of the restructuring in February 2009. Research and preclinical program costs decreased in 2008 compared to 2007 due to decreased lab expenses for TRU-016 as this program moved from a preclinical program to a clinical program.

Clinical development costs consist of direct expenses such as clinical manufacturing costs, clinical trial site and investigator fees. Indirect costs include items such as personnel costs, rent, utilities and depreciation. Costs for TRU-015 decreased in 2009 compared to 2008 and 2007 due to lower costs related to the Phase 2b clinical trial for TRU-015 in the treatment of RA. Costs for TRU-016 increased in 2009 compared to 2008 due to increased manufacturing costs and clinical development costs. Costs for TRU-016 decreased in 2008 compared to 2007 due to decreased outside manufacturing costs and decreased lab supplies. Costs for SBI-087 are incurred by our partner, Pfizer, and as such are not included in the table above.

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

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Pfizer, we are responsible for completing the Phase 2a and 2b clinical retreatment trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. Under our collaboration agreement with Facet, we are the lead party responsible for the ongoing clinical trial for patients with CLL, manufacturing activities, and regulatory activities. While we are currently focused on developing TRU-015, SBI-087 and other preclinical product candidates with Pfizer and our TRU-016 product candidate with Facet, together with other SMIPtm product candidates that are outside of our collaborations, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential and value to potential partners. In addition, due to the limited availability of capital we may not be able to fund programs adequately, or at all. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.

General and Administrative Expenses

General and administrative expenses increased to $12.4 million in 2009 from $11.4 million in 2008. General and administrative expenses were $10.8 million in 2007. The increase in 2009 compared to 2008 was primarily due to charges associated with the resignation of our former CEO, partially offset by lower personnel-related costs as a result of the restructuring in February 2009. In connection with the restructuring in February 2009, we incurred a $0.8 million charge in the first quarter of 2009 related to employee severance, benefits and outplacement services, $0.2 million of which was classified as general and administrative expense. The increase in 2008 compared to 2007 was primarily due to increased consulting and outside service fees and increased non-cash stock-based compensation expense partially offset by decreased fees related to filings for the protection of our intellectual property. We expect our general and administrative expenses to remain relatively stable in the future. Our actual general and administrative expenses could differ materially from those anticipated.

Net Interest Income (Expense)

Net interest income (expense) decreased to an expense of $0.4 million in 2009 from a gain of $1.0 million in 2008 and a gain of $3.8 million in 2007. The decreases were the result of a decline in interest rates and a decrease in our average cash and investment balance We expect net interest expense to increase in the near future as a result of lower interest income from a declining cash balance and low interest rates that are not great enough to exceed interest expense on our debt.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2009, we had net operating loss carry forwards for federal income tax purposes of $64.2 million. We also had federal research and development tax credit carry forwards of $2.7 million. If not utilized, the net operating loss and tax credit carry forwards will expire between 2021 and 2029.

Liquidity and Capital Resources

As of December 31, 2009, we had $54.8 million in cash, cash equivalents and investments. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreements, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio and as of December 31, 2009 we did not hold any corporate securities. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Operating Activities.  Net cash used in operating activities was $5.1 million, $23.9 million and $26.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in operations during 2009 was due to personnel-related costs, clinical trial costs, manufacturing costs, legal and professional fees, facilities costs, lab supplies to support our research activities and administrative costs, partially offset by up-front fees received under the Facet collaboration. Net cash used in operations during 2008 was primarily used for personnel-related costs, clinical trial costs, legal and professional fees, lab supplies to support our research activities, facilities costs and administrative costs. We expect net cash used in operations to increase in the future as we continue to expand our clinical activities.

Investing Activities.  Net cash used in investing activities was $9.9 million in the year ended December 31, 2009. Net cash provided by investing activities was $12.4 million and $9.1 million for the years ended December 31, 2008 and 2007. Investing activities consist primarily of purchases, sales and maturities of marketable securities and capital purchases. Our purchases of securities increased during 2009 as a result of the $30.0 million in cash provided to us as part of the collaboration agreement with Facet. Additionally, we had lower maturities in 2009 as a result of a lower average cash and investment balance. Purchases of property and equipment were $85,000, $1.3 million and $3.8 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Financing Activities.  Net cash provided by financing activities was $7.4 million in the year ended December 31, 2009 compared to net cash used in financing activities of $373,000 in the year ended December 31, 2008. Net cash provided by financing activities was $2.7 million in the year ended December 31, 2007. In 2009 financing activities consisted primarily of a private placement of common stock to Facet of $8.6 million and payments on an equipment financing arrangement of $1.3 million. In 2008, financing activities consisted primarily of $10.0 million in proceeds under a new debt facility, offset by $9.5 million in payments against pre-existing equipment financing arrangements and $900,000 in other debt payments. In 2007, financing activities consisted primarily of net proceeds from an equipment financing arrangement of $2.2 million.

We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica Bank, or Comerica, under our existing debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the year ended December 31, 2008. The full $10.0 million available under the SVB facility was drawn at closing and is payable in fixed equal payments of principal plus accrued interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and interest due July 25, 2013. As of December 31, 2009, $8.3 million was outstanding under the SVB loan and security agreement.

The loan and security agreement with SVB contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. The debt covenants in place by the loan and security agreement with SVB require us to maintain a liquidity coverage of at least 1.5:1 and remaining months liquidity of at least 3:1. We were in compliance with all covenants under the loan and security agreement as of December 31, 2009. The loan and security agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, and make investments. The loan and security agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, insolvency type defaults, and events of default relating to liens, judgments, material misrepresentations, and the occurrence of certain material adverse events. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision.

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

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:

•	the ability to raise capital through strategic partnerships or in the debt/equity markets;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	milestone payments projected to be received under the Pfizer and Facet collaboration agreements;

•	the determination by any of our current collaboration partners to cease developing any product candidate that is the subject of that collaboration;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the number of programs we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, if at all. The capital markets have been experiencing extreme volatility and disruption. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships, or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.

Our future contractual obligations as of December 31, 2009 were as follows (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Notes payable (including interest)	$9,531	$1,744	$3,486	$4,301	$—
Manufacturing commitment	2,100	2,100	—	—	—
Operating lease obligations	4,934	1,490	2,952	492	—

Total	$16,565	$5,334	$6,438	$4,793	$—

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of December 31, 2009 our portfolio of investments consisted of money market accounts and United States treasury securities. We have no exposure to auction rate securities within our investment portfolio. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We actively monitor changes in interest rates.

We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $86,000 and $47,000 as of December 31, 2009 and 2008, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page 57.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this annual report, we carried out an evaluation under the supervision and with the participation of our management, including our Executive Chairman and Acting President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a — 15 (e) and 15d — 15 (e). Based on this evaluation, our Executive Chairman and Acting President and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited Trubion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trubion Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trubion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 financial statements of Trubion Pharmaceuticals, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 15, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in part in the sections captioned “Board of Directors,” “Summary of Trubion’s Corporate Governance Guidelines,” “Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 26, 2010, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is contained in the section captioned “Executive Compensation,” “2009 Director Compensation” and “Committee of the Board of Directors — Compensation Committee Matters — Compensation Committee Interlocks and Insider Participation” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 26, 2010, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in part in the sections captioned “Voting Securities and Principal Holders” and “Other Matters — Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 26, 2010, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the sections captioned “Transactions with Related Persons” and “Summary of Trubion’s Corporate Governance Guidelines” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 26, 2010, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the section captioned “Audit Committee Matters — Independent Auditor Fees” of the proxy statement for Trubion’s Annual Meeting of Stockholders scheduled to be held on or around May 26, 2010, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements

The financial statements required by this item are included herein:

(a) 2.  Financial Statement Schedules

None.

(a) 3.  Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation (exhibit 3.1)
3	.2(11)	Amended and Restated Bylaws (exhibit 3.1)
4	.1(2)	Form of common stock certificate (exhibit 4.1)
4	.2(1)	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (exhibit 4.2)
4	.3(1)	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (exhibit 4.3)
10	.1(1)+	Form of Indemnification Agreement entered into between the registrant and its officers and its non-fund designated directors (exhibit 10.1)
10	.2(13)+	Form of Indemnification Agreement entered into between the registrant and its fund-designated directors (exhibit 10.1)
10	.3(1)+	2002 Stock Plan (exhibit 10.2)
10	.4(1)+	Form of Stock Option Agreement under the 2002 Stock Plan (exhibit 10.3)
10	.5(1)+	2002 Equity Incentive Plan (exhibit 10.4)
10	.6(1)+	Form of Stock Option Agreement under the 2002 Equity Incentive Plan (exhibit 10.5)
10	.7(2)+	2006 Equity Incentive Plan (exhibit 10.6)
10	.8(2)+	Form of Stock Option Agreement under the 2006 Equity Incentive Plan (exhibit 10.7)
10	.9(1)	Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated April 28, 2003 (exhibit 10.8)
10	.10(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated December 8, 2004 (exhibit 10.9)
10	.11(1)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, dated February 1, 2006 (exhibit 10.10)
10	.12(10)	Amendment to Lease Agreement between the registrant and Selig Real Estate Holdings Eight, L.L.C, dated February 2, 2007 (exhibit 10.1)
10	.13(3)	Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated December 19, 2005 (exhibit 10.11)

Exhibit
Number		Description

10	.14(5)†	Amendment No. 1 to the Collaboration and License Agreement between the registrant and Wyeth, acting through Wyeth Pharmaceuticals Division, dated November 30, 2006 (exhibit 10.12)
10	.15(1)	Common Stock Purchase Agreement between the registrant and Wyeth, dated December 19, 2005 (exhibit 10.12)
10	.16(14)†	Collaboration and License Agreement between the registrant and Facet Biotech Corporation, dated August 27, 2009 (exhibit 10.1)
10	.17(14)†	Manufacturing Services Agreement between the registrant and Lonza Biologics dated November 21, 2005 (exhibit 10.2)
10	.18(10)	Novation Agreement effective as of January 1, 2007, among the registrant, Lonza Biologics, Inc. and Lonza Sales AG, effective January 1, 2007 (exhibit 10.3)
10	.19(14)†	Amendment, dated December 5, 2008, to the Manufacturing Services Agreement dated November 21, 2005 between the registrant and Lonza Sales AG (exhibit 10.4)
10	.20(14)†	Quality Agreement for TRU-016 between the registrant and Lonza Sales AG dated December 5, 2008 (exhibit 10.5)
10	.21(14)†	Second Amendment, dated April 3, 2009, to the Manufacturing Services Agreement dated November 21, 2005 between the registrant and Lonza Sales AG (exhibit 10.6)
10	.23(7)+	Employment Agreement between the registrant and Peter A. Thompson, M.D., FACP dated March 21, 2008 (exhibit 10.1)
10	.24(7)+	Employment Agreement between the registrant and Michelle G. Burris dated March 21, 2008 (exhibit 10.2)
10	.26(7)+	Employment Agreement between the registrant and Kathleen M. Deeley dated March 21, 2008 (exhibit 10.4)
10	.27(7)+	Employment Agreement between the registrant and Kendall M. Mohler, Ph.D. dated March 21, 2008 (exhibit 10.5)
10	.28(8)+	Form of Amendment No. 1 to Employment Agreement between the registrant and each of Michelle G. Burris, Kathleen M. Deeley and Kendall M. Mohler (exhibit 10.1)
10	.29(12)+	Employment Agreement between the registrant and Scott C. Stromatt, M.D. dated March 11, 2009 (exhibit 10.1)
10	.30*+	Employment Agreement between the registrant and John A. Bencich dated November 16, 2009
10	.31(1)	Consulting Agreement with Lee R. Brettman, M.D., FACP, dated January 1, 2003 (exhibit 10.31)
10	.32(1)	Letter from Oxford Finance Corporation, dated April 2, 2003 (exhibit 10.33)
10	.33(1)	Letter from Oxford Finance Corporation, dated November 3, 2004 (exhibit 10.34)
10	.34(1)	Master Security Agreement with Oxford Finance Corporation, dated June 18, 2003 (exhibit 10.35)
10	.35(1)	Form of Oxford Finance Corporation Promissory Note (exhibit 10.36)
10	.36(1)†	Technology & Investment Agreement by and among the registrant, Jeffrey A. Ledbetter, Ph.D., Martha Hayden-Ledbetter, Ph.D., and the Pacific Northwest Research Institute, dated December 31, 2001 (exhibit 10.39)
10	.37(4)	Independent Contractor Agreement between the registrant and Martha Hayden-Ledbetter, Ph.D., dated May 1, 2004 (exhibit 10.40)
10	.38(9)	Loan and Security Agreement between the registrant and Silicon Valley Bank, dated July 25, 2008 (exhibit 99.1)
10	.39(6)	First Amendment to Loan and Security Agreement between the registrant and Comerica Bank, entered into as of July 24, 2007 (exhibit 10.1)
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on signature page)

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*		Certification of Chief Executive Officer and Chief Financial Officer of Trubion Pharmaceuticals, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(2)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(3)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 5, 2006 (File No. 333-134709).

(4)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 18, 2006 (File No. 333-134709).

(5)	Incorporated by reference to the designated exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2007 (File No. 001-33054).

(6)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2007 (File No. 001-33054).

(7)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K/A filed with the SEC on April 8, 2008 (File No. 001-33054).

(8)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K/A filed with the SEC on April 8, 2008 (File No. 001-33054).

(9)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2008 (File No. 001-33054).

(10)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008 (File No. 001-33054).

(11)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(12)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009 (File No. 001-33054).

(13)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009 (File No. 001-33054).

(14)	Incorporated by reference to the designated exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009 (File No. 001-33054).

†	Portions of the agreement are subject to confidential treatment

+	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 15, 2010.

TRUBION PHARMACEUTICALS, INC.

By:	/s/ Steven Gillis
Steven Gillis, Ph.D.
Executive Chairman and
Acting President

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

Signature	Title	Date

/s/ Steven Gillis Steven Gillis, Ph.D.	Executive Chairman and Acting President (Principal Executive Officer)	March 15, 2010

/s/ John A. Bencich John A. Bencich	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2010

/s/ Lee R. Brettman Lee R. Brettman, M.D., FACP	Director	March 15, 2010

/s/ Patrick J. Heron Patrick J. Heron	Director	March 15, 2010

/s/ Anders D. Hove Anders D. Hove, M.D.	Director	March 15, 2010

/s/ David A. Mann David A. Mann	Director	March 15, 2010

/s/ Samuel R. Saks Samuel R. Saks, M.D.	Director	March 15, 2010

/s/ David Schnell David Schnell, M.D.	Director	March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trubion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Trubion Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trubion Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the guidance related to the accounting for nonrefundable advance payments for goods or services received for use in future research and development activities as of January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Ernst & Young LLP

Seattle, Washington
March 15, 2010

TRUBION PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and par value)

ASSETS
Current assets:
Cash and cash equivalents	$22,304	$29,969
Investments	29,037	22,928
Receivable from collaborations	3,428	3,084
Prepaid expenses	977	2,112

Total current assets	55,746	58,093
Property and equipment, net	6,129	9,190
Long-term investments	3,505	—
Other assets	—	7

Total assets	$65,380	$67,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379	$301
Accrued liabilities	4,143	4,981
Accrued compensation	2,106	1,169
Current portion of notes payable	1,286	1,302
Current portion of deferred rent	135	180
Current portion of deferred revenue	7,167	4,873

Total current liabilities	15,216	12,806
Non-current portion of notes payable	6,975	8,261
Non-current portion of deferred rent	—	135
Non-current portion of deferred revenue	28,095	14,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at December 31, 2009 and 2008; issued and outstanding — none at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; outstanding — 20,381,561 and 17,882,307 at December 31, 2009 and 2008, respectively	20	18
Additional paid-in capital	136,732	123,846
Deferred stock-based compensation	—	(30)
Accumulated other comprehensive income (loss)	(6)	103
Accumulated deficit	(121,652)	(92,469)

Total stockholders’ equity	15,094	31,468

Total liabilities and stockholders’ equity	$65,380	$67,290

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue:
Collaboration revenue	$18,003	$16,467	$20,148
Operating expenses:
Research and development	34,396	31,608	36,466
General and administrative	12,429	11,374	10,833

Total operating expenses	46,825	42,982	47,299

Loss from operations	(28,822)	(26,515)	(27,151)
Interest income	173	1,781	4,607
Interest expense	(534)	(825)	(770)

Net loss	$(29,183)	$(25,559)	$(23,314)

Basic and diluted net loss per share	$(1.55)	$(1.43)	$(1.32)

Shares used in computation of basic and diluted net loss per share	18,797	17,856	17,688

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other		Total
			Additional	Deferred	Comprehensive		Stockholders’
	Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at January 1, 2007	17,554,318	$18	$117,061	$(850)	$21	$(43,596)	$72,654
Issuance of common stock upon exercise of stock options	237,852	—	468	—	—	—	468
Stock-based compensation to non-employees at fair value	—	—	91	—	—	—	91
Stock-based compensation expense	—	—	2,881	—	—	—	2,881
Amortization of deferred stock-based compensation	—	—	—	526	—	—	526
Reversal of deferred stock-based compensation due to employee terminations	—	—	(30)	30	—	—	—
Comprehensive loss
Change in valuation of interest rate swap liability for the twelve months ended December 31, 2007	—	—	—	—	(129)	—	(129)
Unrealized holding gain on available-for-sale securities	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	(23,314)	(23,314)

Comprehensive loss							(23,307)

Balance at December 31, 2007 (carried forward)	17,792,170	$18	$120,471	$(294)	$28	$(66,910)	$53,313

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated
					Other		Total
			Additional	Deferred	Comprehensive		Stockholders’
	Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2007 (brought forward)	17,792,170	$18	$120,471	$(294)	$28	$(66,910)	$53,313
Issuance of common stock upon exercise of stock options	90,137	—	91	—	—	—	91
Stock-based compensation to non-employees at fair value	—	—	106	—	—	—	106
Stock-based compensation expense	—	—	3,216	—	—	—	3,216
Amortization of deferred stock-based compensation	—	—	—	226	—	—	226
Reversal of deferred stock-based compensation due to employee terminations	—	—	(38)	38	—	—	—
Comprehensive loss
Realized loss on interest rate swap liability	—	—	—	—	129	—	129
Unrealized holding loss on available-for-sale securities	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	(25,559)	(25,559)

Comprehensive loss							(25,484)

Balance at December 31, 2008 (carried forward)	17,882,307	$18	$123,846	$(30)	$103	$(92,469)	$31,468

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated
					Other		Total
			Additional	Deferred	Comprehensive		Stockholders’
	Common Stock		Paid-in	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2008 (brought forward)	17,882,307	$18	$123,846	$(30)	$103	$(92,469)	$31,468
Issuance of common stock upon exercise of stock options	255,605	—	90	—	—	—	90
Stock-based compensation to non-employees at fair value	—	—	661	—	—	—	661
Stock-based compensation expense	—	—	3,544	—	—	—	3,544
Amortization of deferred stock-based compensation	—	—	—	30	—	—	30
Issuance of common stock for cash in private placement offering	2,243,649	2	8,591	—	—	—	8,593
Comprehensive loss
Unrealized holding loss on available-for-sale securities	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	(29,183)	(29,183)

Comprehensive loss							(29,292)

Balance at December 31, 2009	20,381,561	$20	$136,732	$—	$(6)	$(121,652)	$15,094

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	$(29,183)	$(25,559)	$(23,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	4,235	3,548	3,498
Depreciation and amortization	3,146	3,230	2,936
Net amortization of premium (discount) on investments	132	81	(7)
Amortization of debt discount	11	34	21
Changes in operating assets and liabilities:
Receivable from collaborations	(344)	1,153	117
Prepaid expenses and other assets	1,142	(860)	(354)
Accounts payable	78	(730)	(506)
Accrued liabilities and compensation	99	791	(1,658)
Deferred revenue	15,769	(5,361)	(6,924)
Deferred rent	(180)	(180)	(180)

Net cash used in operating activities	(5,095)	(23,853)	(26,371)
Investing activities
Purchases of property and equipment	(85)	(1,257)	(3,765)
Purchases of investments	(51,980)	(64,385)	(81,240)
Sales of investments	649	20,255	4,458
Maturities of investments	41,476	57,755	89,624

Net cash provided by (used in) investing activities	(9,940)	12,368	9,077
Financing Activities
Proceeds from issuance of notes payable	—	10,000	3,516
Payments on notes payable	(1,313)	(10,464)	(1,277)
Proceeds from private placement of common stock	8,593	—	—
Proceeds from issuance of common stock and exercise of stock options	90	91	468

Net cash provided by (used in) financing activities	7,370	(373)	2,707

Net decrease in cash and cash equivalents	(7,665)	(11,858)	(14,587)
Cash and cash equivalents at beginning of year	29,969	41,827	56,414

Cash and cash equivalents at end of year	$22,304	$29,969	$41,827

Supplemental disclosure information:
Cash paid for interest	$525	$807	$713

See accompanying notes

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product development efforts are focused on three proprietary technologies that comprise the expanded foundation for Trubion product development — SMIPtm protein therapeutics, SCORPIONtm protein therapeutics, and TRU-ADhanCetm potency enhancing technology for immunopharmaceuticals. Our current clinical-stage therapeutics target specific antigens on B cells, CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others

We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002.

In December 2005 we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer Inc., or Pfizer, for the development and worldwide commercialization of certain therapeutics, including our lead product candidate, TRU-015. In August 2009 we entered into a collaboration agreement with Facet Biotech Corporation, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL and non-Hodgkins lymphoma, or NHL. To date, none of our product candidates has been approved for marketing and sale and we have not received any product revenue. We operate in a single reporting segment, which is the development of pharmaceutical products on our own behalf, or in collaboration with others.

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

Fair Value of Financial Instruments

We carry cash, cash equivalents, and investments available-for-sale at fair value. Our other financial instruments, including accounts receivable, accounts payable, accrued liabilities, and notes payable, are carried at cost, which approximates fair value given their short-term nature.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments with original maturities of 90 days or less from date of purchase to be cash equivalents. Cash equivalents consist of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers, and money market funds, which are carried at market value.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

We classify our investment portfolio as available-for-sale. Available-for sale securities are carried at estimated fair value, with the unrealized gains and losses, if any, reported in stockholders’ equity and included in accumulated other comprehensive income (loss). We regularly evaluate the performance of our investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related investment is written down to its estimated fair value. We consider an investment with a remaining maturity greater than one year as long-term and a remaining maturity less than one year as short-term at the balance sheet date. The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term ranging from four to seven years.

Impairment of Long-Lived Assets

We record losses from impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Multiple contracts with a single collaborative partner are combined and accounted for as one arrangement. The consideration received is allocated among the separate units of accounting based on their respective fair values when there is reliable evidence of fair value for the undelivered elements of the arrangement. If separable, the applicable revenue recognition criteria are then applied to each of the separate units. For combined units of accounting, the revenue is generally recognized in the same manner as the final deliverable. Generally, revenue related to licensing activity and our research and development services under collaboration agreements is recognized ratably over the estimated term of the research and development service period. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

We recognize revenue from our collaboration agreements with Pfizer and Facet, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

milestones, future product royalties and future product sales. Revenue related to our collaboration agreements is recognized as follows:

Up-Front Fees and License Fees.  Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. For each collaboration agreement, we review our ongoing performance obligations on a regular basis and make adjustments to the estimated term as additional information becomes available. Adjustments to the research and development service period are made prospectively. We have made adjustments to the research and development service periods in the past and we expect to revise our estimate of the development term in future periods due to the inherently uncertain nature of development terms. As a result, revenue may fluctuate materially in the future due to adjustments to the estimated term of the research and development service periods and our substantive contractual obligations under our collaborations.

Collaborative Research Funding.  Certain internal and external research and development costs and patent costs are reimbursed in connection with our collaboration agreements. Reimbursed costs under the Pfizer collaboration are recognized as revenue in the same period the costs are incurred. With respect to the reimbursement of development costs under the Facet collaboration, each quarter, we and Facet reconcile what each party has incurred for development costs, and we record either a net receivable or a net payable in our financial statements. For each quarterly period, if we have a net receivable from Facet, we recognize revenues by such amount, and if we have a net payable to Facet, we recognize additional research and development expenses by such amount. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. Reimbursed costs are subject to the estimation processes within our preclinical study, clinical trial and manufacturing accruals processes and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates.

Milestones.  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive or at-risk milestones, revenue will be recognized on a straight-line basis over the remaining estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

Research and Development

Research and development costs are expensed as the related goods are delivered or the related services are performed. Effective January 1, 2008 we adopted the guidance related to the accounting for nonrefundable advance payments for goods or services received for use in future research and development activities. Research and development costs include, but are not limited to, salaries and benefits, lab supplies, preclinical fees, clinical trial and related clinical manufacturing costs, allocated overhead costs, and professional service fees.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

We use the liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes deferred as a result of temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carry forwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

During the twelve months ended December 31, 2009 and 2008, we had no unrecognized tax benefits and expect no significant changes in unrecognized tax benefits in the next 12 months. We classify any interest and penalties as a component of tax expense. To date there have been no interest or penalties charged to us in relation to the underpayment of income taxes. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to audit by the Internal Revenue Service for all years since inception.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities and derivatives. Total comprehensive income (loss) for all other periods presented has been disclosed in the statements of stockholders’ equity.

Accumulated comprehensive income (loss), net of taxes at December 31, 2009 and 2008 was ($6,000) and $103,000, respectively, which was comprised of net unrealized gains and losses on investments available-for-sale.

Stock-Based Compensation

We account for stock-based compensation for employees and directors based on estimated fair values. Employee stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.

For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. The Black-Scholes model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of the underlying common stock, risk-free interest rates and expected dividend yields of our common stock. Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation assumptions, remeasure unvested options and record the stock-based compensation using the valuation as of the vesting date.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Major Customers

We define our customers as our collaborative partners and our licensees from whom we have received and may receive reimbursement for research and development services, license fees, royalties and milestone payments.

Revenue recognized under our collaboration agreements for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Pfizer	$15,855	$16,467	$20,148
Facet	2,148	—	—

Total revenue	$18,003	$16,467	$20,148

Cash received from collaborative partners for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Pfizer	$11,570	$12,259	$13,342
Facet	30,452	—	—

Total cash received	$42,022	$12,259	$13,342

Included in cash received from collaborative partners is $10 million received from Facet pursuant to a stock purchase agreement entered into during 2009 for which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million.

Accounts receivable from collaborative partners as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Pfizer	$2,496	$3,084
Facet	932	—

Total accounts receivable	$3,428	$3,084

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and it will be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption. We are evaluating the impact this guidance will have on our financial position, results of operations, cash flows and disclosures.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Fair Value Measurements

We measure and record cash equivalents and investment securities considered available-for-sale at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value include:

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

The following table represents our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

December 31, 2009	Level 1	Level 2	Level 3	Total

Money market funds	$22,259	$—	$—	$22,259
Government and agency debt securities	—	32,542	—	32,542

Total	$22,259	$32,542	$—	$54,801

December 31, 2008	Level 1	Level 2	Level 3	Total

Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	—	12,424	—	12,424
Corporate debt securities	—	13,003	—	13,003

Total	$27,444	$25,427	$—	$52,871

Cash of $45,000 and $26,000 is not included in our fair value hierarchy disclosure as of December 31, 2009 and 2008.

Separate disclosure is required of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2009 and 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Investments

We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at December 31, 2009 and 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2009	Cost	Gains	Losses	Market Value

Money market funds	$22,259	$—	$—	$22,259
Government and agency debt securities	32,549	6	(13)	32,542

Total	54,808	6	(13)	54,801
Less: cash equivalents	(22,259)	—	—	(22,259)

Amounts classified as investments	$32,549	$6	$(13)	$32,542

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2008	Cost	Gains	Losses	Market Value

Money market funds	$27,444	$—	$—	$27,444
Government and agency debt securities	12,384	40	—	12,424
Corporate debt securities	12,940	63	—	13,003

Total	52,768	103	—	52,871
Less: cash equivalents	(29,935)	(8)	—	(29,943)

Amounts classified as investments	$22,833	$95	$—	$22,928

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less Than 12 Months
		Gross
	Fair	Unrealized
	Value	Losses

Government and agency debt securities	$13,804	$13

The estimated fair market value amounts have been determined using available market information. The declines in value of these investments are not related to credit quality and are primarily related to changes in interest rates and are considered to be temporary in nature. Because it is more likely than not that we will hold these investments until a forecasted recovery of fair value, which may be the maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2009. Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. Gross realized gains and losses on cash equivalents or investments were not material for 2009, 2008 or 2007.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options and unvested restricted stock from the calculation of

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Potentially dilutive securities include the following:

	As of December 31,
	2009	2008	2007

Stock options	2,654,035	2,093,940	1,551,968

5.	Collaboration Agreements

Facet

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

We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement. As a result of the ownership of shares Facet is considered to be a related party. The $20 million up-front payment and $1.4 million of equity premium representing the difference between the purchase price and the closing price of our common stock on the date the stock was purchased by Facet have been deferred and are being recognized ratably over the estimated term of our substantive contractual obligations under the collaboration. Our current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities. We currently estimate these obligations to extend through 2018. The estimated term of the research and development service period will be reviewed on a regular basis and adjusted as necessary.

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

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the opt-out product, then that party must continue to supply the product to the continuing party for up to eighteen months following the opt-out.

On March 9, 2010, Abbott Laboratories, or Abbott, announced a definitive agreement to purchase Facet. Abbott further announced that it expects the transaction to close in the second quarter of 2010, subject to certain conditions. We intend to continue to pursue the objectives in the approved development plan.

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

We deferred the recognition of the up-front payment of $20 million and $1.4 million equity premium. These payments are being recognized as revenue over the period of our substantive contractual obligations, which we estimate to be through 2018. During the year ended December 31, 2009 we recognized as revenue $2.1 million for research and development services pursuant to our Facet collaboration. The $2.1 million recognized in the year ended December 31, 2009 is comprised of $0.8 million for recognition of the $20 million up-front fee received from Facet and the $1.4 million equity premium, and $1.3 million for collaborative research funding from the Facet collaboration.

Pfizer

In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20. During the period in which we will be providing research and development services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.

In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. As a result of the ownership of shares Pfizer is considered to be a related party. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extension in 2009, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased to approximately $3.3 million per year in exchange for committed research services from us through December 22, 2010.

Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer’s financial obligations also include payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $535 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of targets other than CD20. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b (study 2203) study and future studies will be conducted by Pfizer. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Pfizer. The change in estimate reduced the recognition of the up-front fee during 2008 by $487,000. During the third quarter of 2007, the estimated term of the research and development service period was increased 15 months resulting in reduced recognition of the up-front fee during 2007 of $1.1 million.

During the years ended December 31, 2009, 2008 and 2007, we recognized revenue of $15.9 million, $16.5 million and $20.1 million, respectively, for research and development services pursuant to our Pfizer collaboration. The $15.9 million recognized in the year ended December 31, 2009 is comprised of $4.9 million for recognition of the $40 million up-front fee received from Wyeth and $11.0 million for collaborative research funding from the Pfizer collaboration. The $16.5 million recognized in the year ended December 31, 2008 is comprised of $5.4 million for recognition of the $40 million up-front fee received from Wyeth and $11.1 million for collaborative research funding from the Pfizer collaboration. The $20.1 million recognized in the year ended December 31, 2007 is comprised of $6.9 million for recognition of the $40 million up-front fee received from Wyeth and $13.2 million for collaborative research funding from the Pfizer collaboration.

6.	Termination Benefits

In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. We incurred a $0.8 million restructuring charge in the first quarter of 2009 related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million were recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We paid cash of $0.8 million related to the restructuring charge during the twelve months ended December 31, 2009. No restructuring obligations remain as of December 31, 2009.

Effective November 16, 2009, our Chief Executive Officer and Chairman of the Board resigned from his positions with the Company. As a result of this resignation we incurred a $1.3 million one-time charge in the fourth quarter of 2009, $733,000 of which was related to severance, benefits and consulting services and the remaining $584,000 was related to the accelerated vesting of stock options and extended period to exercise

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

vested stock options. The $1.3 million charge was recorded as general and administrative expense. We paid cash of $39,000 to Dr. Thompson in 2009 related to this one-time charge. The remaining amount payable as of December 31, 2009 was approximately $694,000 and will be paid during 2010.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Lab equipment	$10,534	$10,495
Leasehold improvements	6,673	6,611
Computer equipment and software	1,163	1,141
Furniture and fixtures	449	447
Construction in progress	—	40

	18,819	18,734
Accumulated depreciation and amortization	(12,690)	(9,544)

	$6,129	$9,190

Property and equipment included equipment acquired under equipment financing agreements of $14.1 million at December 31, 2009 and 2008. Accumulated depreciation related to assets purchased under the equipment financing agreements was $9.8 million and $7.6 million at December 31, 2009 and 2008, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows.

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued clinical trials	$3,078	$2,979
Accrued professional fees	421	556
Accrued manufacturing	65	933
Other	579	513

	$4,143	$4,981

9.	Notes Payable — Equipment Financing Arrangements

We entered into a loan and security agreement with Silicon Valley Bank, or SVB, effective July 25, 2008, the terms of which provide for a $10.0 million debt facility secured by a security interest in our assets, other than intellectual property, and used $8.5 million of the proceeds from this debt facility to fully extinguish our obligations with Comerica under our previous debt facility. In conjunction with extinguishing our obligations under the Comerica debt facility, we also terminated the Comerica loan and security agreement and related interest rate swap agreement. We incurred a breakage fee of $165,000 in connection with the termination of the interest rate swap agreement, which is included in interest expense in the statements of operations for the year ended December 31, 2008. As of December 31, 2009, the full $10.0 million available under the SVB facility was drawn and is payable in fixed equal payments of principal plus interest at a fixed rate of 5.75% based on an 84-month amortization schedule with all principal and accrued interest due July 25, 2013. The

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

loan and security agreement contains representations and warranties and affirmative and negative covenants that are customary for credit facilities of this type. In addition, the loan and security agreement with SVB contains a material adverse change clause which may accelerate the maturity of the loan upon the occurrence of certain events. We have no indication that we are in default of the material adverse change clause and no scheduled loan payments have accelerated as a result of this provision. As of December 31, 2009, approximately $8.3 million was outstanding under the loan and security agreement.

We have previously entered into various equipment financing arrangements with a lender, each of which is secured by the underlying equipment financed through the arrangement. The credit facilities bore interest at annual rates between 8.83% and 9.67% and were payable in monthly installments ranging from 36 to 42 months, and as of December 31, 2009 no obligations were outstanding under the credit facilities.

As of December 31, 2009 and 2008, we financed $14.1 million of equipment purchased under the lender credit facilities. As of December 31, 2009 we had no credit facilities available to us.

The future principal payments due under the equipment financing arrangements were as follows as of December 31, 2009 (in thousands):

Notes
Payable

Year ending December 31, 2010	$1,294
2011	1,372
2012	1,453
2013	4,172

Total payments	$8,291

10.	Commitments and Contingencies

Operating Lease Commitments

We lease office and laboratory space under two operating lease agreements, which expire on April 30, 2013. Under the lease, we have two options to extend the term of the lease, each for an additional term of five years at the then fair market value of the leased premises. On February 2, 2007 we entered into a lease to add an additional 3,067 square feet of space in the same building it currently leases space effective February 1, 2007 and expiring April 30, 2013. Rent expense was $1.3 million for each of the years ended December 31, 2009, 2008 and 2007. We also entered into operating lease obligations through August 2010 for certain office equipment.

Future minimum lease payments under these leases as of December 31, 2009, were as follows (in thousands):

Operating
Leases

Year ending December 31, 2010	$1,490
2011	1,476
2012	1,476
2013	492

Total minimum lease payments	$4,934

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Manufacturing Commitments

We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and research and development services. We have reserved future manufacturing capacity from Lonza under pre-specified terms and conditions. As of December 31, 2009, we had committed to purchase $2.1 million of manufacturing services for TRU-016 from Lonza in 2010.

Guarantees and Indemnifications

We, as permitted under Delaware law and in accordance with its bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2009.

We have certain agreements with certain research organizations with which we do business that contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. We also accrue for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

11.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

As of December 31, 2009 and 2008 we had 5,000,000 shares, $0.001 par value, of authorized preferred stock. Our board of directors has the authority, without further action by the stockholders, to issue from time to time preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms. No preferred stock was issued or outstanding as of December 31, 2009 and 2008.

Common Stock

As of December 31, 2009 and 2008, we had 150,000,000 shares of authorized common stock. As of December 31, 2009 and 2008, respectively, we had 20,381,561 and 17,882,307 shares of common stock outstanding.

In August 2009, we and Facet entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the sixty-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement. The stock purchase was recorded at fair value and the equity premium of $1.4 million was recorded as deferred revenue.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Equity Incentive Plans

In September 2006 our Board of Directors adopted the 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan is intended to serve as the successor equity incentive program to our 2002 Stock Plan and 2002 Equity Incentive Plan. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. The 2006 Plan became effective upon the completion of our initial public offering, at which time options could no longer be granted under the 2002 Stock Plan and the 2002 Equity Incentive Plan. A total of 437,500 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of common stock available for issuance under the 2002 Stock Plan and the 2002 Equity Incentive Plan. Also, any shares returned to the 2002 Stock Plan and the 2002 Equity Incentive Plans as a result of termination of options or repurchase of shares will be included in the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance may be increased by an amount equal to the lesser of: (i) 1,500,000 shares; (ii) 5% of the outstanding shares of our common stock on the first day of each fiscal year; or (iii) such other amount as our board of directors may determine. On January 1, 2010 the number of shares available for issuance under the 2006 Plan increased by 1,019,078 shares.

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the estimated fair value at December 31, 2009 of $3.85 per share (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available		Price per	Life	Intrinsic
	for Grant	Options Granted	Share	(In years)	Value

Balance at January 1, 2007	490,522	1,587,626	$3.90	8.34	$22,449

Authorized increase in Plan	877,716	—	—
Granted at fair value	(237,000)	237,000	18.55
Exercised	—	(237,852)	1.97
Cancelled	34,806	(34,806)	5.79

Balance at December 31, 2007	1,166,044	1,551,968	$6.39	7.44	$8,106

Authorized increase in Plan	889,609	—	—
Granted at fair value	(770,375)	770,375	8.21
Exercised	—	(90,137)	1.02
Cancelled	138,266	(138,266)	9.76

Balance at December 31, 2008	1,423,544	2,093,940	$7.07	7.51	$513

Authorized increase in Plan	894,115	—	—
Granted at fair value	(1,223,042)	1,223,042	2.47
Exercised	—	(255,605)	0.35
Cancelled	407,342	(407,342)	6.05

Balance at December 31, 2009	1,501,959	2,654,035	$5.75	7.69	$2,861

Vested and expected to vest at December 31, 2009	—	2,333,704	$5.75	7.69	$2,462
Exercisable at December 31, 2009	—	1,462,544	$6.64	6.68	$1,443

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $479,000, $569,000 and $3.8 million, respectively. The total fair value of shares vested during 2009, 2008 and 2007 was approximately $2.8 million, $2.8 million and $2.0 million respectively.

The following summarizes information about employee, consultant and director options outstanding, including aggregate intrinsic values based on the fair value at December 31, 2009 of $3.85 per share (aggregate intrinsic value in thousands):

	Options Outstanding
		Weighted-Average
		Remaining
		Contractual		Options Exercisable
	Number of	Life	Aggregate	Number of	Aggregate
Exercise Price per Share	Shares	(In Years)	Intrinsic Value	Shares	Intrinsic Value

$0.07 — $ 0.32	257,328	3.90	$932	255,734	$927
$1.33 — $ 1.33	704,334	9.08	1,775	168,331	424
$1.37 — $ 3.85	191,175	7.73	154	97,136	92
$3.86 — $ 8.98	1,213,267	7.80	—	721,054	—
$9.35 — $21.43	287,931	7.22	—	220,289	—

$0.07 — $21.43	2,654,035	7.69	$2,861	1,462,544	$1,443

Employee Stock-Based Compensation

The components of the stock-based compensation recognized in general and administrative expense (G&A) and research and development expense (R&D) on our statements of operations are as follows (in thousands):

	Year Ended December 31, 2009
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$30	$—	$30
Employee stock options granted on or subsequent to January 1, 2006	2,112	1,432	3,544
Non-employee stock options(1)	584	77	661

	$2,726	$1,509	$4,235

	Year Ended December 31, 2008
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$144	$82	$226
Employee stock options granted on or subsequent to January 1, 2006	2,008	1,208	3,216
Non-employee stock options	70	36	106

	$2,222	$1,326	$3,548

	Year Ended December 31, 2007
	G&A	R&D	Total

Employee stock options granted prior to January 1, 2006	$265	$261	$526
Employee stock options granted on or subsequent to January 1, 2006	1,748	1,133	2,881
Non-employee stock options	9	82	91

	$2,022	$1,476	$3,498

(1)	Includes $584,000 related to the accelerated vesting of options in the fourth quarter of 2009 and extended period to exercise vested stock options.

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Employee Stock Options Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option. We recorded the total value of these options as a component of stockholders’ equity, which has been amortized over the vesting period of the applicable option on a straight line basis. As of December 31, 2009 all expense related to employee options granted prior to January 1, 2006 was fully amortized.

Employee Stock Options Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock options granted on or subsequent to January 1, 2006 is based on the estimated grant-date fair value and will be recognized over the vesting period of the applicable option on a straight-line basis. Compensation costs recognized during the years ended December 31, 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the intrinsic value method; and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the estimated grant-date fair value.

As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2009, 2008 and 2007 is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value of options is estimated utilizing the Black-Scholes model as our chosen option-pricing model.

In regards to the calculation of expected term, we chose to utilize the “simplified” method for “plain vanilla” options. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. We have utilized the simplified method for estimating the expected term due to our limited historical exercise activity. For the calculation of expected volatility, we based our estimate of expected volatility on the estimated volatility of similar entities whose share prices are publicly available and the historical volatility of our stock. We used the following factors to identify similar public entities: industry, stage of life cycle and the existence of at least one significant partnership.

The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.13%-2.72%	2.80%-3.40%	3.78%-4.78%
Weighted-average expected life (in years)	5.92	6.04	6.14
Expected dividend yield	0%	0%	0%
Expected volatility rate	88%-105%	70%-74%	65%-75%
Weighted-average estimated fair value of employee options	$1.85	$5.29	$12.87

As of December 31, 2009 total compensation related to nonvested employee options not yet recognized in the financial statements was approximately $2.5 million, and the weighted-average period over which it is expected to be recognized is approximately 2.3 years. We recorded no tax benefit related to options during any of the years presented since we currently maintain a full valuation allowance on all deferred tax assets.

Non-employee Stock-Based Compensation

For stock options granted to non-employees, we measure fair value of the equity instruments utilizing the Black-Scholes valuation model. Stock-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update our valuation

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assumptions, remeasure unvested options and record the stock-based compensation using the valuation as of the vesting date. These adjustments may result in higher or lower stock-based compensation expense in the statement of operations than originally estimated. Changes in the market price of our stock could materially change the value of an option and the resulting stock-based compensation expense.

We valued the non-employee stock options granted during 2009, 2008 and 2007 using the Black-Scholes valuation model, using a volatility rate between 65% and 105%, an expected life of one to ten years, an expected dividend yield of 0% and a risk-free interest rate ranging from 0.15% to 5.03%. Stock-based compensation expense associated with these non-employee options was $661,000, $106,000 and $67,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The $661,000 recorded in 2009 includes a charge of $584,000 related to the accelerated vesting of options in the fourth quarter of 2009 and extended period to exercise vested stock options.

Stock-based compensation expense related to restricted stock awards granted to members of our Scientific Advisory Board was $24,000 for the year ended December 31, 2007. Compensation expense was recorded using straight-line amortization. There was no restricted stock awards outstanding subsequent to December 31, 2007.

12.	401(k) Plan

We sponsor a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, up to 100% of eligible compensation on a pretax basis. Pursuant to the 401(k) Plan, we do not match any employee contributions.

13.	Income Taxes

At December 31, 2009, we had a net operating loss and research and development, or R&D, tax credit carry forwards of approximately $64.2 million and $2.7 million, respectively. If not utilized, the net operating loss and R&D tax credit carry forwards expire between 2021 and 2029. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recognized a valuation allowance equal to its deferred tax assets due to the uncertainty of realizing the benefits of the assets. The increase in the valuation allowance on the deferred tax asset was approximately $10.1 million and $8.8 million for 2009 and 2008, respectively.

The effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carry forwards	$22,500	$19,035
Deferred revenue	12,341	6,823
Stock compensation	2,047	1,377
R&D tax credit carry forwards	2,677	1,978
Other current assets and liabilities (net)	224	272
Other non-current assets and liabilities (net)	1,287	1,442
Less: Valuation allowance	(41,076)	(30,927)

Net deferred tax asset (liability)	$—	$—

TRUBION PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2009 and 2008 (in thousands, except per share amounts):

	March 31,(1)	June 30,	September 30,	December 31,

2009
Revenue	$4,212	$4,119	$4,452	$5,220
Total operating expenses	15,189	10,719	10,556	10,361
Loss from operations	(10,977)	(6,600)	(6,104)	(5,141)
Net loss	(10,999)	(6,702)	(6,227)	(5,255)
Basic and diluted net loss per share	(0.61)	(0.37)	(0.33)	(0.29)
2008
Revenue	$3,963	$4,468	$3,766	$4,270
Total operating expenses	10,488	11,415	10,384	10,695
Loss from operations	(6,525)	(6,947)	(6,618)	(6,425)
Net loss	(5,968)	(6,632)	(6,582)	(6,377)
Basic and diluted net loss per share	(0.33)	(0.37)	(0.37)	(0.36)

(1)	The quarterly period ending March 31, 2009 included $3.6 million for outside manufacturing costs for TRU-016.