Form 10-Q/A
period 2009-09-30
Trubion Pharmaceuticals, Inc
filed 2010-03-19
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2009 was 20,364,093.

SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-31.3
EX-31.4

Explanatory Note
Trubion Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1, 10.4, 10.5 and 10.6 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 19, 2010

TRUBION PHARMACEUTICALS, INC.
By:	/s/ John A. Bencich
John A. Bencich
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2	Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1	Form of common stock certificate (Exhibit 4.1)(C)

4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1*†	Collaboration and License Agreement, dated August 27, 2009, by and between Facet Biotech Corporation and Trubion Pharmaceuticals, Inc.

10.2†	Manufacturing Services Agreement, dated November 21, 2005, by and between Lonza Biologics and Trubion Pharmaceuticals, Inc. (Exhibit 10.37) (D)

10.3	Novation Agreement, effective as of January 1, 2007, among Trubion Pharmaceuticals, Inc., Lonza Biologics, Inc. and Lonza Sales AG (Exhibit 10.3) (E)

10.4†	Amendment, dated December 5, 2008, to the Manufacturing Services Agreement, dated November 21, 2005, by and between Trubion Pharmaceuticals, Inc. and Lonza Sales AG (Exhibit 10.4)(F)

10.5†	Quality Agreement for TRU-016, dated December 5, 2008, by and between Trubion Pharmaceuticals, Inc. and Lonza Sales AG (Exhibit 10.5)(F)

10.6†	Second Amendment, dated April 3, 2009, to the Manufacturing Services Agreement, dated November 21, 2005, by and between Trubion Pharmaceuticals, Inc.and Lonza Sales AG (Exhibit 10.6)(F)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1)(F)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2)(F)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1)(F)

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

(D)	Incorporated by reference to the designated exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 18, 2006.

(E)	Incorporated by reference to the designated exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 7, 2008.

(F)	Incorporated by reference to the designated exhibit of the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 5, 2009.

*	Filed herewith.

†	Portions of the agreement are subject to confidential treatment.