Form 10-Q
period 2010-03-31
Trubion Pharmaceuticals, Inc
filed 2010-05-06
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2010 was 20,420,644.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,597	$22,304
Investments	27,674	29,037
Receivable from collaborations	3,721	3,428
Prepaid expenses	1,699	977

Total current assets	49,691	55,746
Property and equipment, net	5,403	6,129
Long-term investments	2,008	3,505

Total assets	$57,102	$65,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,397	$379
Accrued liabilities	3,267	4,143
Accrued compensation	1,292	2,106
Current portion of notes payable	1,305	1,286
Current portion of deferred rent	90	135
Current portion of deferred revenue	7,167	7,167

Total current liabilities	14,518	15,216
Non-current portion of notes payable	6,641	6,975
Non-current portion of deferred revenue	26,303	28,095
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000 at March 31, 2010 and December 31, 2009; issued and outstanding — none at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000 at March 31, 2010 and December 31, 2009; issued and outstanding — 20,407,573 at March 31, 2010 and 20,381,561 at December 31, 2009	20	20
Additional paid-in capital	137,393	136,732
Accumulated other comprehensive income (loss)	8	(6)
Accumulated deficit	(127,781)	(121,652)

Total stockholders’ equity	9,640	15,094

Total liabilities and stockholders’ equity	$57,102	$65,380

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Collaboration revenue	$5,512	$4,212
Operating expenses:
Research and development	9,016	12,079
General and administrative	2,521	3,110

Total operating expenses	11,537	15,189

Loss from operations	(6,025)	(10,977)
Interest income	15	118
Interest expense	(119)	(140)

Net loss	$(6,129)	$(10,999)

Basic and diluted net loss per share	$(0.30)	$(0.61)

Shares used in computation of basic and diluted net loss per share	20,387	17,899

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(6,129)	$(10,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	651	1,351
Net amortization of discount on investments	(1)	(44)
Depreciation and amortization expense	733	795
Changes in operating assets and liabilities:
Receivable from collaborations	(293)	90
Prepaid expenses and other assets	(722)	1,197
Accounts payable	1,018	451
Accrued liabilities and compensation	(1,690)	(92)
Deferred revenue	(1,792)	(1,219)
Deferred rent	(45)	(45)

Net cash used in operating activities	(8,270)	(8,515)

Investing activities:
Purchases of property and equipment	(4)	(37)
Purchases of investments	(7,973)	(11,926)
Maturities of investments	10,848	15,476

Net cash provided by investing activities	2,871	3,513

Financing activities:
Payments on notes payable	(318)	(345)
Proceeds from exercise of stock options	10	22

Net cash used in financing activities	(308)	(323)

Net decrease in cash and cash equivalents	(5,707)	(5,325)
Cash and cash equivalents at beginning of period	22,304	29,969

Cash and cash equivalents at end of period	$16,597	$24,644

Supplemental disclosure information:
Cash paid for interest	$118	$137

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information.
     The accompanying unaudited financial statements and notes to financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our annual report on Form 10-K for the year ended December 31, 2009, or the 2009 Form 10-K.
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
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board, or FASB, issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and it will be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption. We are evaluating the affect this guidance will have on our financial position, operating results, cash flows and disclosures.
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. We expect to adopt this guidance on June 30, 2010 and it will be applied prospectively. We are evaluating the affect this guidance will have on our financial position, operating results, cash flows and disclosures.
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
     The following tables represent our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$17,003	$—	$—	$17,003
Government and agency debt securities	—	29,682	—	29,682

Total	$17,003	$29,682	$—	$46,685

December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$22,259	$—	$—	$22,259
Government and agency debt securities	—	32,542	—	32,542

Total	$22,259	$32,542	$—	$54,801

     Cash of ($406,000) and $45,000 is not included in our fair value hierarchy disclosure as of March 31, 2010 and December 31, 2009, respectively.
     Separate disclosure is required of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 31, 2010 and December 31, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.
     We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at March 31, 2010 and December 31, 2009 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
March 31, 2010	Amortized Cost	Gains	Losses	Market Value
Money market funds	$17,003	$—	$—	$17,003
Government and agency debt securities	29,675	8	(1)	29,682

Total	46,678	8	(1)	46,685
Less: cash equivalents	(17,003)	—	—	(17,003)

Amounts classified as investments	$29,675	$8	$(1)	$29,682

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2009	Amortized Cost	Gains	Losses	Market Value
Money market funds	$22,259	$—	$—	$22,259
Government and agency debt securities	32,549	6	(13)	32,542

Total	54,808	6	(13)	54,801
Less: cash equivalents	(22,259)	—	—	(22,259)

Amounts classified as investments	$32,549	$6	$(13)	$32,542

     The estimated fair value and amortized cost of investments available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2010		As of December 31, 2009
	Estimated Fair		Estimated Fair
	Market Value	Amortized Cost	Market Value	Amortized Cost
Due in one year or less	$27,674	$27,667	$29,037	$29,033
Due after one year	2,008	2,008	3,505	3,516

Total	$29,682	$29,675	$32,542	$32,549

     As of March 31, 2010, there were seven investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 (in thousands):

	Less Than 12 Months
		Gross
	Fair	Unrealized
	Value	Losses
Government and agency debt securities	$7,238	$(1)
     The estimated fair market value amounts have been determined using available market information. The declines in value of these investments are not related to credit quality and are primarily related to changes in interest rates and are considered to be temporary in nature. Because it is more likely than not that we will hold these investments until a forecasted recovery of fair value, which may be the maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2010. Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. There were no gross realized gains or losses on cash equivalents or investments during the three months ended March 31, 2010 and 2009.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the three months ended March 31, 2010 and 2009, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of March 31, 2010 and 2009, potentially dilutive securities include stock options of 3,098,417 and 2,465,217, respectively.
4. Collaboration Agreements
Facet Biotech Corporation
     In August 2009, we entered into a collaboration agreement with Facet Biotech Corporation, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL. TRU-016 is a CD37-directed Small Modular Immunopharmaceutical, or SMIP, protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the 60-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement. As a result of the ownership of our shares of common stock, Facet is considered to be a related party. The $20 million up-front payment and $1.4 million of equity premium representing the difference between the purchase price and the closing price of our common stock on the date the stock was purchased by Facet have been deferred and are being recognized ratably over the estimated term of our substantive contractual obligations under the collaboration. Our current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities. We currently estimate these obligations to extend through 2018. The estimated term of the research and development service period will be reviewed on a regular basis and adjusted as necessary.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, consisting of representatives of Trubion and Facet, which makes decisions by consensus. If the JSC is unable to reach a consensus, then the matter will be referred to Trubion’s and Facet’s Chief Executive Officers for resolution. If the Chief Executive Officers are unable to resolve the matter, then it will be resolved by arbitration. Both Trubion and Facet, at their sole discretion, may discontinue participation on the JSC with 90 days’ written notice to the other party.
     On March 9, 2010, Abbott Laboratories, or Abbott, announced a definitive agreement to purchase all of the outstanding shares of Facet. The transaction closed on April 21, 2010 and Facet is now a wholly-owned subsidiary of Abbott. We and Facet plan to continue to pursue the objectives of the approved development plan.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Facet exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then that party must continue to supply the product to the continuing party for up to 18 months following the opt-out.
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
     We deferred the recognition of the up-front payment of $20 million and $1.4 million equity premium. These payments are being recognized as revenue over the period of our substantive contractual obligations, which we estimate to be through 2018. During the three months ended March 31, 2010, we recognized as revenue $1.8 million for research and development services pursuant to our Facet collaboration. The $1.8 million recognized in the three months ended March 31, 2010 is comprised of $0.6 million for recognition of the $20 million up-front fee received from Facet and the $1.4 million equity premium, and $1.2 million for collaborative research funding from the Facet collaboration.
Pfizer Inc.
     In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer Inc., or Pfizer, for the development and worldwide commercialization of our lead product candidate, TRU-015, and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of non-CD20 targets. During the period in which we will provide research and development services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these non-CD20 targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. As a result of the ownership of our shares of common stock, Pfizer is considered to be a related party. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years, as well as annual increases pursuant to percentage changes in the Consumer Price Index, or CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extension in 2009, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased to approximately $3.3 million per year in exchange for committed research services from us through December 22, 2010. In anticipation of the completion of the research program on December 22, 2010, Pfizer has retained a subset of the non-CD20 targets licensed from us and released the remaining targets to us.
     Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer’s financial obligations also include payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $200 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of retained non-CD20 targets. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing re-treatment studies for TRU-015. The ongoing second Phase 2b trial (2203) and future trials will be conducted by Pfizer. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Pfizer. The change in estimate reduced the recognition of the up-front fee during 2008 by $487,000. During the third quarter of 2007, the estimated term of the research and development service period was increased by 15 months resulting in reduced recognition of the up-front fee during 2007 of $1.1 million.
     During the three months ended March 31, 2010 and 2009, we recognized revenue of $3.8 million and $4.2 million, respectively, for research and development services pursuant to our Pfizer collaboration. The $3.8 million recognized in the three months ended March 31, 2010 is comprised of $1.2 million for recognition of the $40 million up-front fee received from Wyeth and $2.6 million for collaborative research funding from the Pfizer collaboration. The $4.2 million recognized in the three months ended March 31, 2009 is comprised of $1.2 million for recognition of the $40 million up-front fee received from Wyeth and $3.0 million for collaborative research funding from the Pfizer collaboration.
5. Termination Benefits
     In an effort to reduce costs, we announced in February 2009 a workforce reduction of approximately 25%, which included the elimination of certain existing positions across our research and administrative functions. We incurred a $0.8 million restructuring charge in the first quarter of 2009 related to employee severance, benefits and outplacement services. Of the total restructuring charges, approximately $0.6 million and $0.2 million were recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2009. We paid cash of $0.8 million related to the restructuring charge during the 12 months ended December 31, 2009.

     Effective November 16, 2009, our Chief Executive Officer and Chairman of the Board resigned from his positions with us. As a result of this resignation we incurred a $1.3 million charge in the fourth quarter of 2009, $733,000 of which was related to severance, benefits and consulting services and the remaining $584,000 of which was related to the accelerated vesting of stock options and extended period to exercise vested stock options. The $1.3 million charge was recorded as general and administrative expense. We paid cash of $534,000 to our former Chief Executive Officer and Chairman of the Board through March 31, 2010 related to this charge. The remaining amount payable as of March 31, 2010 was approximately $199,000, the majority of which is related to consulting services, and will be paid during 2010.
6. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. The components of comprehensive loss at March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net loss	$(6,129)	$(10,999)
Net unrealized gains (losses) on securities available-for-sale	14	(79)

Comprehensive loss	$(6,115)	$(11,078)

7. Commitments
     We have entered into agreements with Lonza Biologics, or Lonza, and related entities for certain license rights related to Lonza’s manufacturing technology, and research and development services. As of March 31, 2010, we had committed to purchase $1.1 million of manufacturing services for TRU-016 from Lonza in 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.

Overview
     We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product development efforts are focused on three proprietary technologies that comprise the expanded foundation for Trubion product development — SMIP™ protein therapeutics, SCORPION™ protein therapeutics, and TRU-ADhanCe™ potency enhancing technology for immunopharmaceuticals. Our current clinical-stage therapeutics target specific antigens on B cells, CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.
     We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings and interest earned on investments.
Product Candidates and Recent Developments
     Our lead product candidate, TRU-015, which we are developing with our partner Pfizer Inc., or Pfizer, has completed a Phase 2b clinical trial for the treatment of rheumatoid arthritis, or RA. The second Phase 2b clinical trial for RA (2203) is fully enrolled and data analysis is ongoing. The randomized, parallel, double-blind, placebo-controlled, dose-regimen finding study is evaluating the safety and efficacy of two dosing regimens of TRU-015 administered to patients with active seropositive rheumatoid arthritis on a background of methotrexate. This study was designed in a way that we believe could be supportive of a registration package with the Food and Drug Administration, or FDA. The interim analysis of the second Phase 2b clinical trial of TRU-015 in RA (2203) met the pre-defined primary endpoint demonstrating superiority of TRU-015 over placebo. The study’s pre-defined primary endpoint is ACR50 response at week 24. Pfizer will determine whether to commence a Phase 3 trial of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA trial, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA trial. Patient dosing in the Phase 2 SBI-087 RA trial commenced in December 2009 and an interim data review is planned, which we believe could occur in late 2010 or early 2011, and final data is anticipated at the end of 2011.
     In October 2009, we announced positive data from the second course of re-treatment in the first Phase 2b clinical trial for RA (15002) demonstrating that administration of TRU-015 every 24 weeks produces well-tolerated results that are comparable with the more than four and a half years of re-treatment data compiled to date from the first clinical trial in RA (15001).
     In collaboration with us, Pfizer is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Pfizer’s clinical experience with TRU-015 and is based on our SMIP technology. Enrollment was completed in a Phase 1 trial of SBI-087 for RA. Patient dosing has commenced and recruitment is ongoing in a Phase 2 trial of SBI-087 for RA. In addition, patient recruitment is under way in an additional Phase 1 trial of SBI-087 for RA in Japan. Finally, Pfizer is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.
     TRU-016, which we are developing with our partner Facet Biotech Corporation, or Facet, is a novel CD37-directed SMIP protein therapeutic. A TRU-016 Phase 1 clinical trial for patients with chronic lymphocytic leukemia, or CLL, is currently under way. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhanced efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.
     In June and December 2009, we announced positive results following each of two preliminary analysis from the Phase 1 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL trial were to define safety and tolerability, identify a maximum tolerated dose, evaluate pharmacology and pharmacodynamics, and assess preliminary clinical activity. As of May 2010, we have not reached a maximum tolerated dose and have filed an amendment to include treatment of patients with non-Hodgkins lymphoma, or NHL.
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
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Facet share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the 60-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.
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
     On March 9, 2010, Abbott Laboratories, or Abbott, announced a definitive agreement to purchase all of the outstanding shares of Facet. The transaction closed on April 21, 2010 and Facet is now a wholly-owned subsidiary of Abbott. We and Facet plan to continue to pursue the objectives of the approved development plan.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Facet exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then such party must continue to supply the product to the continuing party for up to 18 months following the opt-out.
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
Pfizer Inc.
     In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of TRU-015 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of non-CD20 targets. During the period in which we will provide research services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these non-CD20 targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. Unless it is terminated earlier, our agreement with Pfizer will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In connection with the agreement, Wyeth paid us a $40 million non-refundable, non-creditable, up-front fee in January 2006 and purchased directly from us in a private placement, concurrent with our initial public offering, 800,000 shares of our common stock at the initial public offering price of $13.00 per share, resulting in net proceeds to us of $10.4 million. Under the agreement, we provided research services for an initial three-year period ended December 22, 2008 with the option for Wyeth to extend the service period for two additional one-year periods. Wyeth’s financial obligations during the initial research service term included collaborative research funding commitments of $9.0 million in exchange for such committed research services. This $9.0 million was subject to an increase if the service period was extended beyond three years as well as annual increases pursuant to percentage changes in the CPI. In June 2008, Wyeth exercised the first option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2009. In June 2009, Wyeth exercised the second option under the terms of the agreement to extend the research period for an additional one-year period through December 22, 2010. Due to the research period extension in 2009, the collaboration research funding commitments to us initially from Wyeth and now from Pfizer, increased to approximately $3.3 million per year in exchange for committed research services from us through December 22, 2010. In anticipation of the completion of the research program on December 22, 2010, Pfizer has retained a subset of the non-CD20 targets licensed from us and released the remaining targets to us.
     Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer is also obligated to make payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $200 million based on the specified achievement of regulatory and sales milestones for therapies directed to the small number of retained non-CD20 targets. In addition, we will receive royalty payments in the event of future licensed product sales. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
     In October 2009, Pfizer completed its acquisition of Wyeth. Our collaboration agreement remains in effect with Pfizer and, as allowed under the collaboration agreement, we requested and Pfizer has provided further written assurances reaffirming Pfizer’s commitment to comply with the terms and conditions of the agreement.
     If Pfizer has ongoing development and/or commercialization activities that would violate the mutual exclusivity provisions of the collaboration agreement related to CD20, we have the right to require Pfizer to engage in good faith discussions regarding the terms and conditions on which Pfizer would pay reasonable financial consideration to us with respect to those development and commercialization activities. If we and Pfizer do not agree to terms, we have the right to require Pfizer to enter into an agreement to divest such development and commercialization activities, or to divest the relevant collaboration agreement products to a third party. If Pfizer does not divest such development and commercialization activities or such collaboration agreement products, we have the right to terminate all licenses related to CD20.
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
     We have incurred significant losses since our inception. As of March 31, 2010, our accumulated deficit was $127.8 million and total stockholders’ equity was $9.6 million. During the three months ended March 31, 2010 and 2009, we recognized net losses of $6.1 million and $11.0 million, respectively. We expect our net losses to increase in the future as we continue our existing and anticipated preclinical studies, manufacturing, and clinical trials. Our revenues and research and development expenses under the Facet collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. We expect revenue to increase in the future, however, as a result of the additional collaboration revenue from our Facet collaboration. This increase in revenue from the Facet collaboration will be partially offset by decreases in revenue from Pfizer due to the transfer to Pfizer of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Pfizer.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and operating results are based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. An accounting policy is considered to be critical if it is important to a company’s financial condition and operating results, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this quarterly report on Form 10-Q. Although we believe our judgments and estimates are appropriate, actual results may differ from those estimates.
     Our significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2009 in the 2009 Form 10-K. Of our significant accounting policies, we believe that the following accounting policies relating to revenue recognition, preclinical study, clinical trial and manufacturing accruals, stock-based compensation and valuation of investments are the most critical to understanding and evaluating our reported financial results.
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
Collaborative Research Funding. Certain internal and external research and development costs and patent costs are reimbursed in connection with our collaboration agreements. Reimbursed costs under the Pfizer collaboration are recognized as revenue in the same period the costs are incurred. With respect to the reimbursement of development costs under the Facet collaboration, we and Facet reconcile each quarter what each party has incurred for development costs, and we record either a net receivable or a net payable in our financial statements. For each quarterly period, if we have a net receivable from Facet, we recognize revenues by such amount, and if we have a net payable to Facet, we recognize additional research and development expenses by such amount. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. Reimbursed costs are subject to the estimation processes described in the preclinical study, clinical trial and manufacturing accruals processes described below and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates. Milestones. Payments for milestones that are based on the achievement of substantive and at-risk performance criteria will be recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive or at-risk milestones, revenue will be recognized on a straight-line basis over the remaining estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.
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

Stock-Based Compensation
     We account for stock-based compensation for employees and directors based on estimated fair values. Employee stock-based compensation expense recognized in the three months ended March 31, 2010 and March 31, 2009 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     The fair value of each employee option grant in the three months ended March 31, 2010 and 2009, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Risk-free interest rate	2.77%	2.13%
Weighted-average expected life (in years)	6.02	6.02
Expected dividend yield	0%	0%
Expected volatility rate	102%	88%
Weighted-average estimated fair value of employee options	$3.08	$0.98
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
Valuation of Investments
     We classify our investment portfolio as available-for-sale. The cost of securities sold is based on the specific identification method. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of March 31, 2010 are in active markets and our estimate of fair value is based upon quoted market prices. The remainder of our investments held as of March 31, 2010 are valued using observable inputs. We regularly evaluate the performance of our investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related investment is written down to its estimated fair value. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.
Recent Accounting Pronouncements
     In October 2009, the FASB issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and it will be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption. We are evaluating the affect this guidance will have on our financial position, operating results, cash flows and disclosures.
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. We expect to adopt this guidance on June 30, 2010 and it will be applied prospectively. We are evaluating the impact this guidance will have on our financial position, results of operations, cash flows and disclosures.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
Revenue
     Revenue recognized under our collaboration agreements for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Pfizer	$3,774	$4,212
Facet	1,738	—

Total revenue	$5,512	$4,212

     Revenue increased to $5.5 million in the three months ended March 31, 2010 from $4.2 million in the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to revenue recognized from our Facet collaboration of $1.8 million. The $1.8 million is comprised of $0.6 million for recognition of the $20 million up-front fee and $1.4 million equity premium and $1.2 million for collaborative research funding. The increase in revenue related to our Facet collaboration was partially offset by lower revenue recognized from our Pfizer collaboration due to a decrease in the amount of reimbursable legal fees. Revenue from our Pfizer collaboration for the three months ended March 31, 2010 was $3.8 million. The $3.8 million was comprised of $2.6 million for collaborative research funding and $1.2 million for recognition of the $40 million up-front fee. The $4.2 million of revenue for the three months ended March 31, 2009 was comprised of $3.0 million for Pfizer collaborative research funding and $1.2 million for recognition of the $40 million Pfizer up-front fee.
     The Pfizer and Facet up-front fees are being deferred and recognized on a straight-line basis over the estimated term of the research and development service periods. The Pfizer estimated service period is through 2012 and the Facet estimated service period is through 2018. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed development and legal costs, and the recognition of the associated collaborative research revenue under our collaboration agreements. We expect revenue to increase, however, in the future as a result of the additional revenue from our Facet collaboration. This increase in revenue from the Facet collaboration will be partially offset by decreases in revenue from Pfizer due to the transfer to Pfizer of the responsibility for the majority of the clinical development efforts and related costs for product candidates covered by our collaboration agreement with Pfizer. Our actual revenue, however, could differ materially from anticipated revenue.
Research and Development Expenses
     Research and development expenses decreased to $9.0 million in the three months ended March 31, 2010 from $12.1 million in the three months ended March 31, 2009. The decrease was primarily due to lower outside manufacturing costs related to our TRU-016 product candidate and lower personnel and non-cash stock-based compensation costs in the three months ended March 31, 2010 due to the restructuring in February 2009. These decreases were partially offset by increased contract license fees. We expect research and development expenses to increase in the future due to additional clinical trials and manufacturing expenses associated with TRU-016 development and increases in preclinical research. These costs may fluctuate depending on which party in the Facet collaboration is incurring the majority of the development costs in any particular period. Our actual research and development expenses could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended
	March 31,
	2010	2009
Research and preclinical programs	$5,110	$5,776
Clinical development programs:
TRU-015	1,659	1,822
TRU-016	1,854	4,043
Indirect	393	438

Total clinical development programs	3,906	6,303

Total research and development	$9,016	$12,079

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, lab expenses and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to decreased personnel and non-cash stock-based compensation costs as a result of the restructuring in February 2009. These decreases were partially offset by increased contract license fees.
     Clinical development costs consist of direct expenses such as clinical manufacturing costs, clinical trial site and investigator fees. Indirect costs include items such as personnel costs, rent, utilities and depreciation. Costs for TRU-015 decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to lower costs related to the Phase 2b clinical trial for TRU-015 in the treatment of RA. Costs for TRU-016 decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to decreased outside manufacturing costs and costs incurred by Facet that would have otherwise been incurred by us. Costs for SBI-087 are incurred by our partner, Pfizer, and as such are not included in the table above.
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
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Pfizer, we are responsible for completing the Phase 2a and 2b clinical retreatment trials of TRU-015 for RA. In addition, we are responsible for conducting clinical studies for TRU-015 niche indications. Under our collaboration agreement with Facet, we are the lead party responsible for the ongoing clinical trial for patients with CLL, manufacturing activities, and regulatory activities. While we are currently focused on developing TRU-015, SBI-087 and other non-CD20 product candidates with Pfizer and our TRU-016 product candidate with Facet, together with other product candidates that are outside of our collaborations, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential and value to potential partners. In addition, due to the limited availability of capital we may not be able to fund programs adequately, if at all. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.
General and Administrative Expenses
     General and administrative expenses decreased to $2.5 million in the three months ended March 31, 2010 compared to $3.1 million in the three months ended March 31, 2009. The decrease was primarily due to the resignation of our Chief Executive Officer in November 2009, resulting in lower personnel and non-cash stock-based compensation expense. Also, corporate legal fees decreased due to lower patent fees. We expect our general and administrative expenses to increase in the future when a new Chief Executive Officer is hired. Our actual general and administrative expenses could differ materially from those anticipated.
Net Interest Income (Expense)
     Net interest income (expense) increased to an expense of $104,000 in the three months ended March 31, 2010 from an expense of $22,000 in the three months ended March 31, 2009. The increase was the result of continued low interest rates and a decrease in our average cash and investment balance We expect net interest expense to increase in the near future as a result of lower interest income from a declining cash balance and low interest rates that are not great enough to exceed interest expense on our debt.
Liquidity and Capital Resources
     As of March 31, 2010, we had $46.3 million in cash, cash equivalents and investments. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreements, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio and as of March 31, 2010, we did not hold any corporate securities. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities. Net cash used in operating activities decreased to $8.3 million in the three months ended March 31, 2010 from $8.5 million in the three months ended March 31, 2009. We expect net cash used in operations to increase in the future due to the expansion of our clinical activities.
     Investing Activities. Net cash provided by investing activities decreased to $2.9 million in the three months ended March 31, 2010 from $3.5 million in the three months ended March 31, 2009. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases.
     Financing Activities. Net cash used in financing activities was $0.3 million in the three months ended March 31, 2010 and 2009. In the three months ended March 31, 2010 and 2009, financing activities consisted primarily of payments on an equipment financing arrangement of $0.3 million.
     Based on our current operating plans, we believe that our existing capital resources, together with interest thereon, will be sufficient to meet our financial obligations for at least the next 15 months. The key assumption underlying this estimate is that collaboration revenue and expenditures related to continued preclinical, manufacturing, and clinical development of our product candidates during this period will be within budgeted levels.
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Part II, Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of December 31, 2009, our portfolio of investments consisted of money market accounts and United States treasury securities. We have no exposure to auction rate securities within our investment portfolio. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We actively monitor changes in interest rates.
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $45,000 and $40,000 as of March 31, 2010 and 2009, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in the 2009 Form 10-K. The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition, or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related to Our Business
Our success depends on the success of our clinical product candidates, TRU-015, TRU-016 and SBI-087, and we cannot be certain that they will be safe or effective, complete clinical trials, receive regulatory approval or be successfully commercialized.
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
     The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Pfizer pursuant to which Pfizer is responsible for regulatory approval of, and any subsequent commercialization of TRU-015 and SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Pfizer. Pfizer may not advance the development and commercialization of TRU-015 and SBI-087, or either of these product candidates as quickly as we would like, if at all. For example, Pfizer will determine whether to commence a Phase 3 trial of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA trial, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA trial. Patient dosing in the Phase 2 SBI-087 RA trial commenced in December 2009, and an interim data review is planned that we believe could occur in late 2010 or early 2011 and final data is anticipated at the end of 2011.
     In addition, prior to its acquisition by Pfizer, Wyeth had determined not to pursue TRU-015 for any oncology indications and discontinued the TRU-015 Phase 1/2 clinical trial for the treatment of NHL that it had initiated in December 2007. We are also party to a collaboration agreement with Facet pursuant to which we and Facet must jointly agree to all development and commercialization plans and timelines for TRU-016. Acting jointly, we and Facet may be unable to advance the development and commercialization of TRU-016 as quickly as we would, acting alone.
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
     We need large amounts of capital to support our research and development efforts. We may seek to raise funds through additional strategic partnerships, by selling additional equity or debt securities, or both, or by incurring other indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts or we may instead elect to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend, which could harm our business prospects and financial condition. The sale of additional equity or equity-linked securities could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business.
We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $6.1 million and $11.0 million in the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had an accumulated deficit of $127.8 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to TRU-016, our Facet collaboration clinical candidate, as well as the advancement of our preclinical programs, and to product candidate manufacturing costs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of March 31, 2010, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $8.0 million. In addition, our net operating loss carry forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our Pfizer collaboration agreement, and additional operating loss carry forwards we had accumulated since that time were further reduced by the upfront fee we received from Facet in September 2009. Any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
We depend on our collaborative relationship with Pfizer to develop, manufacture, and commercialize TRU-015, SBI-087 and other selected product candidates.
     In October 2009, Pfizer completed its acquisition of Wyeth and Pfizer is now our collaboration partner for TRU-015 and SBI-087. We have no prior relationship with Pfizer and, as a result, we cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the collaboration product candidates. In addition to our collaboration agreement with Pfizer for the development and worldwide commercialization of TRU-015, SBI-087 and other therapeutics directed to CD20, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In anticipation of the completion of the research program on December 22, 2010, Pfizer has retained a subset of these non-CD20 targets licensed from us and released the remaining targets to us. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture, or commercialize one or more product candidates.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer. Pfizer has the right to develop multiple product candidates against CD20 and the retained non-CD20 targets licensed to it under our collaboration. Pfizer has begun clinical development of SBI-087, another CD20-directed therapy, for RA and is currently enrolling patients in a Phase 1 clinical trial for the evaluation of SBI-087 for SLE. Pfizer could decide to focus its resources on only one CD-20-directed therapy and, as a result, discontinue efforts to further develop TRU-015. For example, Pfizer will determine whether to commence a Phase 3 trial of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA trial, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA trial. SBI-087 is at an earlier stage in clinical development than TRU-015 and a decision by Pfizer to develop SBI-087 instead of TRU-015 would therefore likely delay the potential commercialization of any product under our collaboration with Pfizer, which could adversely affect our business and cause the price of our common stock to decline.

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
We depend on our collaborative relationship with Facet to develop, manufacture and commercialize TRU-016 and other CD37-directed protein therapeutics.
     In August 2009, we entered into a collaboration agreement with Facet for the joint worldwide development and commercialization of TRU-016, our product candidate in Phase 1 clinical development for CLL and other CD37-directed protein therapeutics. On April 21, 2010, Abbott closed its acquisition of all of Facet’s outstanding stock and Facet became a wholly-owned subsidiary of Abbott. We have no prior relationship with Abbott and, as a result, we cannot predict how or whether Abbot’s acquisition of Facet will impact the collaboration. Under the terms of the collaboration agreement, neither we nor Facet have the right to develop or commercialize protein therapeutics directed to CD37 outside of the collaboration.
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
     Under certain circumstances, the parties have the right to opt-out of the collaboration or may be deemed to have opted-out of the collaboration. If Facet opts-out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Facet certain royalty payments upon the sale of that product. If Abbott has an anti-CD37 program that competes with the program under the collaboration agreement with Facet, then Abbott must either divest itself of the competing program or effect Facet’s opt-out of the collaboration in which case we would become responsible for all development and commercialization costs for all collaboration products and be obligated to pay Facet certain royalty payments upon the sale of these products. We are currently the lead manufacturing party for TRU-016 and if we opt-out of the collaboration as a result of Facet’s change of control or any other reason allowed under the collaboration agreement, and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Facet for up to 18 months.
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
     We currently depend on Pfizer for the supply of TRU-015 and SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our Facet collaboration clinical candidate. Any disruption in production, inability of these third-party manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development, manufacturing or shipping could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, increase our costs or otherwise adversely affect our ability to commercialize our product candidates in a timely manner, if at all. For example, our commitments with Lonza for manufacturing TRU-016 expire in the second quarter of 2010 and we currently do not have any future manufacturing agreements at this time. We plan on negotiating for additional manufacturing capacity with Lonza during 2010. We may be unable to do so in a timely manner or on terms that are consistent with our existing agreements. If we are unable to negotiate for additional manufacturing capacity with Lonza, we will need to contract with other third-party manufacturers, which will result in additional costs and may cause delays in the future supply of TRU-016 and the clinical development of TRU-016.
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
     Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our product candidates and to manage our expenses generated by these activities. We believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations.
     If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and operating results may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.
We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations.
     Our operations and our ability to execute our business strategy are highly dependent on the efforts of our executive management team. In November 2009, our Chief Executive Officer, and Chairman of the Board resigned after serving since February 2003. Following his departure, our Board of Directors appointed our prior Lead Director to serve as Executive Chairman and Acting President until a qualified replacement is found. We have retained a recruiting firm and are currently conducting a nationwide search for a new Chief Executive Officer. The departure of our Chief Executive Officer and Chairman could have a disruptive effect on our ability to attract and retain qualified team members and execute our strategic plan. Although we intend to hire a qualified candidate for Chief Executive Officer in the near term, we cannot assure you that we will be able to attract and retain a suitable Chief Executive Officer. An extended period of time without a permanent Chief Executive Officer could materially and adversely affect our business, financial condition or operating results. Furthermore, in recruiting a new Chief Executive Officer we will incur expenses related to recruiting, relocation, training and possibly experience operational inefficiencies. In the event we are unable to effect a smooth transition from our Interim Executive Chairman and Acting President to a new Chief Executive Officer, or if a new Chief Executive Officer should unexpectedly prove to be unsuitable, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan. In addition, although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. The loss of one or more of the members of our senior management team could adversely affect our operations.
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
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Although our lead product candidate, TRU-015, has completed a Phase 2b clinical trial for the treatment of RA, additional clinical trials would be required before we are able to submit a BLA to the FDA for approval and Pfizer will determine whether to commence a Phase 3 trial of TRU-015 for the treatment of RA after reviewing data from the ongoing Phase 2 SBI-087 RA trial, in addition to final data from the ongoing Phase 2b TRU-015 (2203) RA trial. In addition, our Facet collaboration clinical candidate, TRU-016, and our Pfizer collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and as a result we only have limited clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we and Facet, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.
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
     The occurrence of any of these risks could negatively affect the development of our product candidates which would have an adverse effect on our business prospects.
If our technology or our product candidates conflict with the rights of others we may not be able to manufacture or market our product candidates, which could have a material adverse effect on us.
     Our commercial success will depend in part on not infringing the patents or violating the proprietary rights of third parties. Issued patents held by others may limit our ability to develop commercial products. All issued U.S. patents are entitled to a presumption of validity under U.S. law. If we need licenses to such patents to permit us to manufacture, develop, or market our product candidates we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, producing our products, or treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. We may be required to alter our processes or product candidates, pay licensing fees, or cease activities. For example, certain parts of our SMIP™ product technology, including the current expression system responsible for the production of the recombinant proteins used in our product candidates and certain nucleic acids, originated from third-party sources. These third-party sources include academic, government, and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us in Europe, the United States, and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates that they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and we cannot predict the outcome of any such action.
     We are aware of previously filed U.S. provisional patent applications owned by Genentech and Biogen Idec, which patent applications are related to a revoked European patent that was generally directed to the use of an anti-CD20 antibody for the treatment of RA. A U.S. patent or patent application claiming the benefit of priority to the provisional patent applications, if it exists, has not yet published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and have a material adverse effect on our business, financial condition, operating results, and our collaboration with Pfizer. With regard to the related European patent, we announced on September 11, 2008 that the Opposition Division, or OD, of the European Patent Office, or EPO, had revoked the European patent in its entirety. On February 19, 2009, Genentech and Biogen Idec appealed the decision to the Board of Appeals of the EPO. If Genentech and Biogen Idec succeed in their appeal of the OD’s decision the opposition proceeding will be reopened before the OD. Final resolution of this opposition proceeding may take a number of years. If upon completion of such further proceedings the

European patent is held to be valid with either the same or a more limited scope, and if our activities are determined to be covered by that patent, we cannot assure you that Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all. As a consequence, we and Pfizer could be prevented from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the designated and extended states of the European Patent Convention where the patent is validated, which could have a material adverse effect on our business, financial condition, and operating results. The revoked Genentech European patent claimed the benefit of priority to two U.S. provisional patent applications, but a U.S. patent or patent application claiming priority to the provisional patent applications have not yet issued or published. In the event any such U.S. patent issues, and if our activities are determined to be covered by such a patent, we cannot assure you Genentech would be willing to grant us or Pfizer a license on terms we or they would consider commercially reasonable, if at all, which could prevent us from manufacturing and marketing TRU-015 or SBI-087 for the treatment of RA in the United States, and could have a material adverse effect on our business, financial condition, operating results, and our collaboration with Pfizer.
If we are unable to obtain, maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.
     Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights, and will depend in large part on our ability to:
•	obtain and maintain patent and other proprietary protection for our technology, processes, and product candidates;

•	enforce patents once issued and defend those patents if their enforceability is challenged;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
     The degree of future protection for our proprietary rights is uncertain. For example:
•	we might not have been the first to make the inventions claimed in our patents, if issued, or disclosed in our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially viable products, and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may be invalid or not enforceable; or

•	we may develop additional proprietary technologies that are not patentable and that may not be adequately protected through trade secrets, if, for example, a competitor were to independently develop duplicative, similar, or alternative technologies.
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
     We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005, Merck KGaA filed a proceeding with the Office for Harmonisation for the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. Our action with the Court of First Instance of the European Community to annul the Board decision has been denied. Merck also filed a similar opposition in Brazil in February 2009. We intend to vigorously pursue registration of the mark TRUBION for products in the European Union and Brazil and to challenge Merck’s claimed rights as necessary to obtain such registration; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions and Brazil, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.
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
     There has been significant litigation in the biotechnology industry over patents and other proprietary rights, and if we become involved in any litigation it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses, and pay substantial royalties in order to continue to manufacture or market the affected products. We cannot assure you we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, if at all. In addition, uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Ultimately we could be prevented from commercializing a product or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Should third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs to us and an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.
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
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Rituxan® (Genentech, Roche and Biogen Idec), Enbrel® (Amgen, Pfizer and Takeda), Remicade® (Centocor Ortho Biotech, Merck and Mitsubishi Tanabe), Humira® (Abbott and Eisai), Orencia® (BMS), Cimzia® (UCB and Otsuka), Simponi® (Centocor Ortho Biotech and Merck), and Actemra® (Roche and Chugai). If approved for the treatment of SLE, our product candidates will compete with other therapies.
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
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005, we entered into a collaboration agreement with Wyeth, now Pfizer, to develop and commercialize therapeutics directed to the CD20 protein and other targets. In August 2009, we entered into a collaboration agreement with Facet to develop and commercialize TRU-016. If we do not enter into collaborations with respect to product candidates not covered by the Pfizer or Facet collaborations, or if any of our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. For example, neither we nor Facet currently have a sales, marketing or distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:
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
     Our ability to commercialize any product candidate profitably will depend in part on the extent to which reimbursement for such product candidate and related treatments will be available from government health administration authorities, private health insurers or private payors, and other organizations in the United States and internationally. The U.S. government and other governments have shown interest in pursuing healthcare reform, as evidenced by the recent passing of the Patient Protection and Affordable Healthcare Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third party payors. At this time, we cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what the impact they, or the recently approved federal legislation, may have on our business and operations, and any such impact may be adverse on our operating results and financial condition. Even if we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell it profitably. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. There may be significant delays in obtaining coverage for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Moreover, eligibility for coverage does not mean that any product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Increasingly, the third-party payors who reimburse patients, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs, our business could be harmed.
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
     As of March 31, 2010, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)
3.2	Amended and Restated Bylaws (Exhibit 3.1)(B)
4.1	Form of common stock certificate (Exhibit 4.1)(C)
4.2	Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)
10.1*†	Third Amendment, dated January 31, 2010, to the Manufacturing Services Agreement dated November 21, 2005 between the registrant and Lonza Sales AG
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

*	Filed herewith.

†	Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2010

TRUBION PHARMACEUTICALS, INC.
By:	/s/ John A. Bencich
John A. Bencich
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer and Authorized Officer)