Form 10-Q
period 2010-06-30
Trubion Pharmaceuticals, Inc
filed 2010-08-16
CIK 1298521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2010 was 20,421,294.

TRUBION PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRUBION PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,600	$22,304
Investments	26,521	29,037
Receivable from collaboration partners	3,900	3,428
Prepaid expenses	1,236	977

Total current assets	47,257	55,746
Property and equipment, net	4,729	6,129
Long-term investments	—	3,505

Total assets	$51,986	$65,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$379
Accrued liabilities	5,381	4,143
Accrued compensation	1,598	2,106
Current portion of notes payable	1,324	1,286
Current portion of deferred rent	45	135
Current portion of deferred revenue	7,167	7,167

Total current liabilities	16,629	15,216
Non-current portion of notes payable	6,303	6,975
Non-current portion of deferred revenue	24,512	28,095
Commitments and contingencies
Stockholders’ equity :
Preferred stock, $0.001 par value per share; shares authorized — 5,000,000; issued and outstanding —	—	—
Common stock, $0.001 par value per share; shares authorized — 150,000,000; issued and outstanding — 20,421,294 at June 30, 2010 and 20,381,561 at December 31, 2009	20	20
Additional paid-in capital	137,954	136,732
Accumulated other comprehensive income (loss)	12	(6)
Accumulated deficit	(133,444)	(121,652)

Total stockholders’ equity	4,542	15,094

Total liabilities and stockholders’ equity	$51,986	$65,380

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Collaboration revenue	$5,697	$4,119	$11,209	$8,331
Operating expenses:
Research and development	9,031	8,098	18,047	20,177
General and administrative	2,246	2,621	4,767	5,731

Total operating expenses	11,277	10,719	22,814	25,908

Loss from operations	(5,580)	(6,600)	(11,605)	(17,577)
Interest income	15	36	30	154
Interest expense	(118)	(138)	(237)	(278)
Other income	20	—	20	—

Net loss	$(5,663)	$(6,702)	$(11,792)	$(17,701)

Basic and diluted net loss per share	$(0.28)	$(0.37)	$(0.58)	$(0.99)

Shares used in computation of basic and diluted net loss per share	20,419	18,023	20,403	17,961

See accompanying notes

TRUBION PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(11,792)	$(17,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,206	2,089
Depreciation and amortization expense	1,446	1,627
Net amortization of premium (discount) on investments	(61)	6
Changes in operating assets and liabilities:
Receivable from collaborations	(472)	183
Prepaid expenses and other assets	(259)	1,185
Accounts payable	735	1,963
Accrued liabilities and compensation	730	(1,485)
Deferred revenue	(3,583)	(2,437)
Deferred rent	(90)	(90)

Net cash used in operating activities	(12,140)	(14,660)

Investing activities:
Purchases of property and equipment	(42)	(38)
Purchases of investments	(24,537)	(11,926)
Sales of investments	6,514	—
Maturities of investments	24,123	29,161

Net cash provided by investing activities	6,058	17,197

Financing activities:
Payments on notes payable	(638)	(694)
Proceeds from exercise of stock options	16	76

Net cash used in financing activities	(622)	(618)

Net increase (decrease) in cash and cash equivalents	(6,704)	1,919
Cash and cash equivalents at beginning of period	22,304	29,969

Cash and cash equivalents at end of period	$15,600	$31,888

Supplemental disclosure information:
Cash paid for interest	$233	$272

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
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board, or FASB, issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and it will be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption. We do not expect the adoption of this guidance to have a material impact on our financial position, operating results, cash flows and disclosures.
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. We adopted this guidance on June 30, 2010 and it will be applied prospectively. The adoption of this guidance did not have a material impact on our financial position and results of operations, however this guidance will require additional disclosure in the period milestones are met.

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
     The following tables represent our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,543	$—	$—	$14,543
U.S. Treasury securities	—	27,521	—	27,521

Total	$14,543	$27,521	$—	$42,064

December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$22,259	$—	$—	$22,259
U.S. Treasury securities	—	32,542	—	32,542

Total	$22,259	$32,542	$—	$54,801

     Cash of $57,000 and $45,000 is not included in our fair value hierarchy disclosure as of June 30, 2010 and December 31, 2009, respectively.
     Separate disclosure is required of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 30, 2010 and December 31, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.
     We invest in a variety of highly liquid investment-grade securities. The following is a summary of our available-for-sale securities at June 30, 2010 and December 31, 2009 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
June 30, 2010	Amortized Cost	Gains	Losses	Market Value
Money market funds	$14,543	$—	$—	$14,543
U.S. Treasury securities	27,509	12	—	27,521

Total	42,052	12	—	42,064
Less: cash equivalents	(14,543)	—	—	(14,543)

Amounts classified as investments	$27,509	$12	$—	$27,521

		Gross Unrealized	Gross Unrealized	Estimated Fair
December 31, 2009	Amortized Cost	Gains	Losses	Market Value
Money market funds	$22,259	$—	$—	$22,259
U.S. Treasury securities	32,549	6	(13)	32,542

Total	54,808	6	(13)	54,801
Less: cash equivalents	(22,259)	—	—	(22,259)

Amounts classified as investments	$32,549	$6	$(13)	$32,542

     The estimated fair value and amortized cost of investments available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2010		As of December 31, 2009
	Estimated Fair		Estimated Fair
	Market Value	Amortized Cost	Market Value	Amortized Cost
Due in one year or less	$27,521	$27,509	$29,037	$29,033
Due after one year	—	—	3,505	3,516

Total	$27,521	$27,509	$32,542	$32,549

     The estimated fair market value amounts have been determined using available market information. Unrealized gains and losses on cash equivalents and available for sale securities are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. As of June 30, 2010 the unrealized losses on investments were immaterial and as of December 31, 2009 there were no unrealized losses on investments. During the six months ended June 30, 2010 we realized gains on the sales of investments of $20,000. There were no gross realized gains or losses on cash equivalents or investments during the six months ended June 30, 2009.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Because we report a net loss for the three months ended June 30, 2010 and 2009, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of June 30, 2010 and 2009, potentially dilutive securities include stock options of 3,100,959 and 2,404,589, respectively.
4. Collaboration Agreements
Abbott Laboratories
     In August 2009, we entered into a collaboration agreement with Facet Biotech Corporation, now a wholly-owned subsidiary of Abbott Laboratories, or Abbott, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for chronic lymphocytic leukemia, or CLL and Non-hodgkins lymphoma, or NHL. TRU-016 is a CD37-directed Small Modular Immunopharmaceutical, or SMIP, protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Abbott share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the 60-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement. As a result of the ownership of our shares of common stock, Abbott is considered to be a related party. The $20 million up-front payment and $1.4 million of equity premium representing the difference between the purchase price and the closing price of our common stock on the date the stock was purchased by Facet have been deferred and are being recognized ratably over the estimated term of our substantive contractual obligations under the collaboration. Our current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities. We currently estimate these obligations to extend through 2018. The estimated term of the research and development service period is reviewed on a regular basis and adjusted as necessary.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, consisting of representatives of Trubion and Abbott, which makes decisions by consensus. If the JSC is unable to reach a consensus, then the matter will be referred to designated officers at Trubion and Abbott for resolution. If these officers are unable to resolve the matter, then it will be resolved by arbitration. Both Trubion and Abbott, at their sole discretion, may discontinue participation on the JSC with 90 days’ written notice to the other party.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Abbott exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then that party must continue to supply the product to the continuing party for up to 18 months following the opt-out.
     Abbott can terminate the collaboration agreement at any time, in which event all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement would revert to us. If Abbott terminates the collaboration agreement in the first 18 months, then Abbott must pay us a $10 million termination fee.
     If there is a material breach of the collaboration agreement, then the non-breaching party may either terminate the collaboration agreement or continue the collaboration agreement and force the breaching party to opt-out and accept royalties at a reduced rate.
     Either party may assign its interest in the collaboration agreement to a third party, provided that the non-assigning party maintains a right of first negotiation over any proposed assignment. In addition, either we or Abbott can freely assign the collaboration agreement without the consent of the other party in connection with certain specified change of control transactions, such as an acquisition.
     We deferred the recognition of the up-front payment of $20 million and $1.4 million equity premium. These payments are being recognized as revenue over the period of our substantive contractual obligations, which we estimate to be through 2018. During the six months ended June 30, 2010, we recognized as revenue $3.9 million for research and development services pursuant to our Abbott collaboration. The $3.9 million recognized in the six months ended June 30, 2010 is comprised of $1.2 million for recognition of the $20 million up-front fee received from Abbott and the $1.4 million equity premium, and $2.7 million for collaborative research funding from the Abbott collaboration.
Pfizer Inc.
     In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer Inc., or Pfizer, for the development and worldwide commercialization of TRU-015, SBI-087 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of non-CD20 targets. During the period in which we will provide research and development services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these non-CD20 targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. In June 2010 we announced Pfizer’s decision to discontinue development of TRU-015, an investigational drug in Phase 2 evaluation for the treatment of rheumatoid arthritis, or RA, developed under our CD20 collaboration with Pfizer. Pfizer confirmed that it will continue to develop SBI-087, our next-generation, humanized, subcutaneous CD20 RA product candidate also in Phase 2 clinical evaluation. Unless it is terminated earlier, the agreement will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
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
     Pfizer’s financial obligations include additional amounts for reimbursement of agreed-upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer’s financial obligations also include payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies and payments to us of up to $200 million based on the achievement of specified regulatory and sales milestones for therapies directed to the small number of retained non-CD20 targets. In addition, we will receive royalty payments in the event of future licensed product sales. The $40 million up-front fee is being recognized ratably over the estimated term of our substantive contractual obligations under the agreement and the related research and development service period. Currently, our clinical development obligations under the agreement are limited to conducting ongoing studies for TRU-015. The estimated term of the research and development service period is reviewed and adjusted as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period was adjusted from six years and three months to seven years, or through December 2012. The change in the estimated research and development service period was primarily due to an extension of our obligations to conduct clinical activities under our agreement with Pfizer. The change in estimate reduced the recognition of the up-front fee during 2008 by $487,000. During the third quarter of 2007, the estimated term of the research and development service period was increased by 15 months resulting in reduced recognition of the up-front fee during 2007 of $1.1 million. We have evaluated our ongoing substantive contractual obligations in connection with Pfizer’s decision to discontinue development of TRU-015 in June 2010 and believe that our estimated research and development service period, through December 2012, is still appropriate.
     During the six months ended June 30, 2010 and 2009, we recognized revenue of $7.3 million and $8.3 million, respectively, for research and development services pursuant to our Pfizer collaboration. The $7.3 million recognized in the six months ended June 30, 2010 is comprised of $2.4 million for recognition of the $40 million up-front fee received from Wyeth and $4.9 million for collaborative research funding from the Pfizer collaboration. The $8.3 million recognized in the six months ended June 30, 2009 is comprised of $2.4 million for recognition of the $40 million up-front fee received from Wyeth and $5.9 million for collaborative research funding from the Pfizer collaboration.
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
     Effective November 16, 2009, our Chief Executive Officer and Chairman of the Board resigned from his positions with us. As a result of this resignation we incurred a $1.3 million charge in the fourth quarter of 2009, $733,000 of which was related to severance, benefits and consulting services and the remaining $584,000 of which was related to the accelerated vesting of stock options and extended period to exercise vested stock options. The $1.3 million charge was recorded as general and administrative expense. We paid cash of $614,000 to our former Chief Executive Officer and Chairman of the Board through June 30, 2010 related to this charge. The remaining amount payable as of June 30, 2010 was approximately $120,000, the majority of which is related to consulting services, and will be paid during 2010.

6. Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. The components of comprehensive loss at June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(5,663)	$(6,702)	$(11,792)	$(17,701)
Net unrealized gains (losses) on securities available-for-sale	4	(22)	18	(101)

Comprehensive loss	$(5,659)	$(6,724)	$(11,774)	$(17,802)

7. Subsequent Event
     On August 12, 2010, we signed a definitive merger agreement with Emergent BioSolutions, or Emergent, in which Emergent has agreed to acquire us. Under the terms of the agreement, each share of Trubion common stock will be converted into the right to receive an upfront payment of $1.365 per share in cash and 0.1641 shares of Emergent common stock. The upfront payment represents a value of $4.55 per share, or approximately $96.8 million, based on Trubion’s total common shares outstanding, the net value of dilutive stock options, and the trading average of Emergent common stock for the five days prior to the signing of the definitive agreement. Trubion stockholders will also receive one Contingent Value Right (CVR) per share, which will entitle the holder to receive cash payments based upon achievement of predefined milestones. The total potential aggregate value of the CVRs is $38.7 million over a 36-month period, post-closing. The combination of the upfront consideration along with the potential value of the CVRs results in total consideration of up to $135.5 million for Trubion stockholders.
     The transaction has been approved by the Board of Directors of both companies and is subject to customary closing conditions, including the approval of the acquisition by stockholders of Trubion, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to close in the fourth quarter of 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our plans to merge our operations with those of Emergent BioSolutions and the impact on our business of those plans, the timing of the proposed merger and consequences that could arise if the merger is not consummated the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.
Overview
     We are a biopharmaceutical company creating a pipeline of novel protein therapeutic product candidates to treat autoimmune and inflammatory diseases and cancer. Our mission is to develop a variety of first-in-class and best-in-class product candidates customized in an effort to optimize safety, efficacy, and convenience that we believe may offer improved patient experiences. Our current product development efforts are focused on three proprietary technologies that comprise the expanded foundation for Trubion product development – SMIP™ protein therapeutics, SCORPION™ protein therapeutics, and TRU-ADhanCe™ potency enhancing technology for immunopharmaceuticals. Our current clinical-stage therapeutics target specific antigens on B cells, CD20 and CD37, and are designed using our custom drug assembly technology. In order to fund ongoing development activities and commercialize our products, we will, in some cases, enter into collaboration agreements that would likely include licenses to our technology and arrangements to provide research and development services for others.
     On August 12, 2010, we signed a definitive merger agreement with Emergent BioSolutions, or Emergent, in which Emergent has agreed to acquire us. Under the terms of the agreement, each share of Trubion common stock will be converted into the right to receive an upfront payment of $1.365 per share in cash and 0.1641 shares of Emergent common stock. The upfront payment represents a value of $4.55 per share, or approximately $96.8 million, based on Trubion’s total common shares outstanding, the net value of dilutive stock options, and the trading average of Emergent common stock for the five days prior to the signing of the definitive agreement. Trubion stockholders will also receive one Contingent Value Right (CVR) per share, which will entitle the holder to receive cash payments based upon achievement of predefined milestones. The total potential aggregate value of the CVRs is $38.7 million over a 36-month period, post-closing. The combination of the upfront consideration along with the potential value of the CVRs results in total consideration of up to $135.5 million for Trubion stockholders.
     The transaction has been approved by the Board of Directors of both companies and is subject to customary closing conditions, including the approval of the acquisition by stockholders of Trubion, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to close in the fourth quarter of 2010.
     Unless otherwise indicated, the discussions in this document relate to us as a stand-alone entity and do not reflect the impact of the proposed merger with Emergent.
     We were founded as a limited liability company in the state of Washington in March 1999. We converted into a corporation and redomiciled in the state of Delaware in October 2002. To date, we have funded our operations primarily through the sale of equity securities, strategic alliances, equipment financings and interest earned on investments.
Product Candidates and Recent Developments
     In June 2010 we announced Pfizer’s decision to discontinue development of TRU-015, an investigational drug in Phase 2 evaluation for the treatment of rheumatoid arthritis, or RA developed under our CD20 collaboration with Pfizer. Pfizer also confirmed that it will continue to develop SBI-087, our next-generation, humanized, subcutaneous anti-CD20 RA product candidate also in Phase 2 clinical evaluation.
     Pfizer’s decision was based on preliminary results from the Phase 2b (2203) randomized, parallel, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of two dosing regimens (a single dose of 800mg TRU-015 compared with an induction dose of 800mg TRU-015 followed by an additional dose of 800mg TRU-015 at week 12) in combination with methotrexate in patients with active RA. Although the American College of Rheumatology, or ACR 20/50/70 results in the Phase 2 (2203) study were consistent with previous studies and similar to other B-cell-depleting therapies, the results did not meet the internally predefined primary endpoint, a 20% difference in ACR50 response compared with placebo at week 24 (p value = 0.06 for the single-dose group ACR 50 compared with placebo and p= 0.12 for the induction-dose group ACR 50 compared with placebo). A previously conducted interim analysis of the trial data on approximately 50% of the total enrolled patient population revealed that the primary endpoint had been met at that point in time. No significant safety issues were reported, and they were not a factor in Pfizer’s decision to discontinue development.
     TRU-015 demonstrated biologic activity including peripheral B-cell depletion and a statistically significant decrease in C-reactive protein in both dose groups compared with placebo. Specifically, ACR 20 was 67.1% for the induction-dose group, 61.3% for the single-dose group and 43.2% for the placebo group. ACR 50 was 27.4% for the induction dose, 29.3% for the single dose and 16.2% for placebo. ACR 70 was 9.6% for the induction dose, 9.3% for the single dose and 2.7% for placebo. TRU-015 was generally well-tolerated, and serious adverse events and medically important infection rates in both dose groups were similar to placebo.
     In collaboration with us, Pfizer is also developing SBI-087, our next generation CD20-directed product candidate. SBI-087 for RA builds on our and Pfizer’s clinical experience with TRU-015 and is based on our SMIP technology. Patient dosing has commenced and recruitment is currently ongoing in a Phase 2 trial of SBI-087 for RA evaluating safety and efficacy of subcutaneous administration of 200mg of SBI-087. In addition, patient recruitment is under way in an additional Phase 1 trial of SBI-087 for RA in Japan. Finally, Pfizer is conducting a Phase 1 clinical trial of SBI-087 in systemic lupus erythematosus, or SLE, in which patient dosing has commenced and recruitment is ongoing.
     In June 2010 two Phase 1 data presentations on SBI-087 were presented at the 2010 annual congress of the European League Against Rheumatism, or EULAR, including data from a Phase 1 study of SBI-087 for the treatment of RA and a Phase 1 study of SBI-087 for the treatment of SLE.
     The SBI-087 Phase 1 RA trial was designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of ascending single doses of SBI-087 in patients with controlled RA. At the time of the abstract submission, 60 patients enrolled in the open-label Phase 1 trial had received intravenous doses of SBI-087 ranging from 0.15 to 2 mg/kg or subcutaneous doses of 50, 100, 200 and 300 mg. All of the patients studied had well-controlled RA. Data demonstrate that SBI-087, given as a single subcutaneous dose with a day-of-treatment oral steroid regimen, is generally well-tolerated and induces potent B-cell depletion. The most frequently reported adverse events were upper respiratory infection, headache, diarrhea, chills, fever, fatigue and bruising at the injection site. SBI-087 administered at subcutaneous doses of at least 100 mg depleted peripheral blood B-cell levels to less than 5 cells/uL for at least 12 weeks.
     SBI-087 Phase 1 SLE data was also presented at EULAR in June 2010. At the time of abstract submission, data was available for 18 patients enrolled in an open-label Phase 1 study of SBI-087 for SLE. Patients received intravenous doses of 0.5 mg/kg or subcutaneous doses of 25 mg or 75 mg of SBI-087. All patients had well-controlled SLE. Preliminary data demonstrate that SBI-087 was generally well-tolerated by patients with well-controlled lupus when administered as a single subcutaneous dose with a day-of-treatment oral steroid regimen. Adverse events included chills, extreme fatigue, upper respiratory tract infection and muscle spasms. Subcutaneous doses of 75 mg of SBI-087 depleted peripheral blood B-cell levels in all subjects to below 20 cells/uL. Five of six subjects in this cohort had B-cell levels below 5 cells/uL by week two. By week 10, B-cell levels increased to above 20 cells/uL in four of six subjects. The Phase 1 trial is ongoing and is designed to evaluate the safety, tolerability, PK and PD of ascending single doses of SBI-087 in patients with controlled SLE.
     TRU-016, which we are developing with our partner Abbott Laboratories, or Abbott, now a wholly-owned subsidiary of Abbott Laboratories, or Abbott, is a novel CD37-directed SMIP protein therapeutic. A TRU-016 Phase 1 clinical trial for patients with chronic lymphocytic leukemia, or CLL, is currently under way. TRU-016 uses a different mechanism of action than CD20-directed therapies. As a result, we believe its novel design may provide patients with improved therapeutic options and enhanced efficacy when used alone or in combination with chemotherapy and/or CD20-directed therapeutics.
     In June and December 2009, we announced positive results following each of two preliminary analysis from the Phase 1 clinical trial of TRU-016 for the treatment of CLL. The objectives of the Phase 1 TRU-016 CLL trial were to define safety and tolerability, identify a maximum tolerated dose, evaluate pharmacology and PD, and assess preliminary clinical activity. As of August 2010, we have not reached a maximum tolerated dose and have filed an amendment to include treatment of patients with non-Hodgkins lymphoma, or NHL.

Collaborations
Abbott Laboratories
     In August 2009, we entered into a collaboration agreement with Facet, now a wholly-owned subsidiary of Abbott, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase 1 clinical development for CLL. TRU-016 is a CD37-directed SMIP protein therapeutic. The collaboration agreement includes TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties will not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.
     We received an up-front payment of $20 million in cash in September 2009 and may receive up to $176.5 million in additional contingent payments upon the achievement of specified development, regulatory and sales milestones. We and Abbott share equally the costs of all development, commercialization and promotional activities and all global operating profits. In connection with the collaboration agreement, we and Facet also entered into a stock purchase agreement, pursuant to which Facet purchased 2,243,649 shares of our common stock for an aggregate purchase price of $10 million, or $4.46 per share. The per share price of $4.46 represents a 35% equity premium over the 60-day trading average of our common stock on NASDAQ for the trading period ending immediately prior to the execution of the stock purchase agreement.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, consisting of representatives of Trubion and Abbott, which makes decisions by consensus. If the JSC is unable to reach a consensus, then the matter will be referred to designated officers at Trubion and Abbott for resolution. If these officers are unable to resolve the matter, then it will be resolved by arbitration. Both Trubion and Abbott, at their sole discretion, may discontinue participation on the JSC with 90 days written notice to the other party.
     At predefined times, the parties have the right to opt-out of the collaboration entirely or on a product-by-product basis. Upon a change of control of a party, the other party will have the right to opt-out of the collaboration entirely and if the successor party is conducting a program that competes with the programs under the collaboration agreement, then the successor party must either (i) opt-out of the collaboration entirely or (ii) divest the competing program to a third party. If a party exercises its opt-out right with respect to a product, then the parties will no longer share development and commercialization costs for such product and such opting-out party will receive certain royalty payments upon the sale of such product, rather than half of the profits derived from such product. Even if Abbott exercises its opt-out right, its obligation to make milestone payments to us continues. In addition, if the party that opts-out is the lead manufacturing party for the opt-out product, then such party must continue to supply the product to the continuing party for up to 18 months following the opt-out.
     Abbott can terminate the collaboration agreement at any time, in which event all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement would revert to us. If Abbott terminates the collaboration agreement in the first 18 months, then Abbott must pay us a $10 million termination fee.
     If there is a material breach of the collaboration agreement, then the non-breaching party may either terminate the collaboration agreement or continue the collaboration agreement and force the breaching party to opt-out and accept royalties at a reduced rate.
     Either party may assign its interest in the collaboration agreement to a third party, provided that the non-assigning party maintains a right of first negotiation over any proposed assignment. In addition, either we or Abbott can freely assign the collaboration agreement without the consent of the other party in connection with certain specified change of control transactions, such as an acquisition.
Pfizer Inc.
     In December 2005, we entered into a collaboration agreement with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of TRU-015, SBI-087 and other CD20-directed therapeutics. Pursuant to the agreement, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of non-CD20 targets. During the period in which we will provide research services for Pfizer, Pfizer has the right, subject to our reasonable consent, to replace a limited number of these non-CD20 targets. In addition, we have the option to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. We retain the right to develop and commercialize, on our own or with others, product candidates directed to all targets not included within the agreement. In June 2010 we announced Pfizer’s decision to discontinue development of TRU-015, an investigational drug in Phase 2 evaluation for the treatment of rheumatoid arthritis, or RA developed under our CD20 collaboration with Pfizer. Pfizer confirmed that it will continue to develop SBI-087, our next-generation, humanized, subcutaneous CD20 RA product candidate also in Phase 2 clinical evaluation. Unless it is terminated earlier, our agreement with Pfizer will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a U.S. or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.
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
     Assuming product candidates under the collaboration with Pfizer continue to progress in development, expenses for future clinical trials may be higher than those incurred in prior clinical trials. These expenses will, however, likely be incurred by Pfizer and expenses incurred by us, if any, will be substantially offset by reimbursement revenue from Pfizer. In addition, Pfizer is responsible for a substantial portion of costs related to patent prosecution and patent litigation for products directed to targets selected by Pfizer pursuant to the collaboration agreement.

Outlook
     The continued research and development of our product candidates will require significant additional expenditures, including preclinical studies, clinical trials, manufacturing costs, and the expenses of seeking regulatory approval. We rely on third parties to conduct a portion of our preclinical studies, all of our clinical trials and all of the manufacturing of current Good Manufacturing Process, or cGMP material. We expect expenditures associated with these activities to increase in future years as we continue developing our product candidates. Expenses associated with our product candidates included in the Pfizer collaboration are offset by reimbursement revenue from Pfizer. Expenses associated with our product candidates included in the Abbott collaboration are shared equally.
     We have incurred significant losses since our inception. As of June 30, 2010, our accumulated deficit was $133.4 million and total stockholders’ equity was $4.5 million. During the six months ended June 30, 2010 and 2009, we recognized net losses of $11.8 million and $17.7 million, respectively. We expect our net losses to increase in the future as we continue our existing and anticipated preclinical studies, manufacturing and clinical trials. We expect revenue to decline in the future as a result of Pfizer’s decision to discontinue development of TRU-015, the anticipated completion of the research program on December 22, 2010 under our collaboration agreement with Pfizer, and the anticipated increase in research and development expenses incurred by Abbott under our collaboration agreement with Abbott. Our revenues and research and development expenses under the Abbott collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.
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
Revenue Recognition
     We recognize revenue from our collaboration agreements with Pfizer and Abbott, which consists of non-refundable, non-creditable up-front fees and license fees, collaborative research funding, regulatory and sales milestones future product royalties and future product sales. Revenue related to our collaboration agreements is recognized as follows:
Up-Front Fees and License Fee. Non-refundable, non-creditable up-front fees and license fees received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the estimated term of the research and development service period. The estimated term of the research and development service period is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. We also consider the time frame of our substantive contractual obligations related to research and development agreements when estimating the term of the research and development period. For each collaboration agreement, we review our ongoing performance obligations on a regular basis and make adjustments to the estimated term as additional information becomes available. During the third quarter of 2008, the estimated term of the research and development service period related to the Pfizer agreement was adjusted from six years and three months to seven years, or through December 2012, due to an extension of the estimated service period of our obligations to conduct clinical activities under our agreement with Pfizer. The adjustment during the third quarter of 2008 was the second adjustment to the estimated research and development service period since the inception of the collaboration agreement with Pfizer. We have evaluated our ongoing substantive contractual obligations in connection with

Pfizer’s decision to discontinue development of TRU-015 in June 2010 and believe that our estimated research and development service period, through December 2012, is still appropriate. Adjustments to the research and development service period are made prospectively. We have made adjustments to the research and development service periods in the past and we expect to revise our estimate of the development term in future periods due to the inherently uncertain nature of development terms. As a result, revenue may fluctuate materially in the future due to adjustments to the estimated term of the research and development service periods and our substantive contractual obligations under our collaborations.
Collaborative Research Funding. Certain internal and external research and development costs and patent costs are reimbursed in connection with our collaboration agreements. Reimbursed costs under the Pfizer collaboration are recognized as revenue in the same period the costs are incurred. With respect to the reimbursement of development costs under the Abbott collaboration, we and Abbott reconcile each quarter what each party has incurred for development costs, and we record either a net receivable or a net payable in our financial statements. For each quarterly period, if we have a net receivable from Abbott, we recognize revenues by such amount, and if we have a net payable to Abbott, we recognize additional research and development expenses by such amount. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. Reimbursed costs are subject to the estimation processes described in the preclinical study, clinical trial and manufacturing accruals processes described below and are subject to change in future periods when actual activity is known. To date we have not made any material adjustments to these estimates.
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
     We record accruals for these preclinical studies, clinical trial and manufacturing expenses based on the estimated amount of work completed. All such costs are included in research and development expenses based on these estimates. Costs of setting up a preclinical study or clinical trial are expensed as the related services are performed. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research organizations. If we have incomplete or inaccurate information, we may, however, underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In the event we underestimate, we could record significant research and development expenses in future periods when the actual activity level becomes known. To the extent any of these expenses are reimbursable under our collaboration agreements with Pfizer or Abbott, we could also record significant adjustments to revenue when the actual activity becomes known. To date, we have not made any material adjustments to our estimates of preclinical study, clinical trial and manufacturing expenses. We make good-faith estimates that we believe to be accurate, but the actual costs and timing of preclinical studies, clinical trials and manufacturing runs are highly uncertain, subject to risks, and may change depending on a number of factors, including our clinical development plan. If any of our product candidates enter Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.
Stock-Based Compensation
     We account for stock-based compensation for employees and directors based on estimated fair values. Employee stock-based compensation expense recognized in the six months ended June 30, 2010 and June 30, 2009 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture estimate is based on historical employee turnover rates and could differ from actual forfeitures. Compensation costs for employee stock options granted prior to January 1, 2006 were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of our common stock and the exercise price of the option.
     The fair value of each employee option grant in the six months ended June 30, 2010 and 2009, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2010	2009
Risk-free interest rate	2.44%-2.77%	2.13%-2.64%
Weighted-average expected life (in years)	5.99	5.98
Expected dividend yield	0%	0%
Expected volatility rate	100%-102%	88%-91%
Weighted-average estimated fair value of employee options	$3.06	$1.04
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
Valuation of Investments
     We classify our investment portfolio as available-for-sale. The cost of securities sold is based on the specific identification method. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. The majority of our investments held as of June 30, 2010 are in active markets and our estimate of fair value is based upon quoted market prices. Fair value of investment not based on quoted market prices are valued using observable inputs. We regularly evaluate the performance of our investments individually for impairment, taking into consideration the investment, volatility and current returns. If a determination is made that a decline in fair value is other-than-temporary, the related investment is written down to its estimated fair value. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

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
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. This guidance did not have a material impact on our financial position and results of operations, however this guidance will require additional disclosure in the period milestones are met.
Results of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009
Revenue
     Revenue recognized under our collaboration agreements for the three months and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Pfizer
Up-front fee	$1,218	$1,218	$2,437	$2,437
Collaborative research funding	2,360	2,901	4,915	5,894

Total Pfizer revenue	3,578	4,119	7,352	8,331
Abbott
Up-front fee	574	—	1,147	—
Collaborative research funding	1,545	—	2,710	—

Total Abbott revenue	2,119	—	3,857	—

Total revenue	$5,697	$4,119	$11,209	$8,331

     Revenue increased to $5.7 million in the three months ended June 30, 2010 from $4.1 million in the three months ended June 30, 2009. Revenue increased to $11.2 million in the six months ended June 30, 2010 from $8.3 million in the six months ended June 30, 2009. The increase in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was due to revenue recognized from our Abbott collaboration of $2.1 million and $3.9 million, respectively. The increase in revenue related to our Abbott collaboration was partially offset by lower reimbursement revenue recognized from our Pfizer collaboration due to lower costs related to the Phase 2b clinical trial for TRU-015 in the treatment of RA and a decrease in the amount of reimbursable legal fees. Revenue from our Pfizer collaboration for the three and six months ended June 30, 2010 was $3.6 million and $7.3 million, respectively.
     The Pfizer and Abbott up-front fees are being deferred and recognized on a straight-line basis over the estimated term of the research and development service periods. The Pfizer estimated service period is through 2012 and the Abbott estimated service period is through 2018. Reimbursement revenue is expected to fluctuate in the future due to the timing of reimbursed development and legal costs, and the recognition of the associated collaborative research revenue under our collaboration agreements. We expect revenue to decline in the future as a result of Pfizer’s decision to discontinue development of TRU-015, the anticipated completion of the research program on December 22, 2010 under our collaboration agreement with Pfizer, and the anticipated increase in research and development expenses incurred by Abbott under our collaboration agreement with Abbott. Our revenues and research and development expenses under the Abbott collaboration may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period. Our actual revenue, however, could differ materially from anticipated revenue.
Research and Development Expenses
     Research and development expenses increased to $9.0 million in the three months ended June 30, 2010 from $8.1 million in the three months ended June 30, 2009. Research and development expenses decreased to $18.0 million in the six months ended June 30, 2010 from $20.2 million in the six months ended June 30, 2009. The increase in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to increased clinical development costs related to the initiation of the Phase 1/2 clinical trial of TRU-016 (16201) and TRU-016 manufacturing costs. The decrease in the six months ended June 30, 2010 was primarily due to lower outside manufacturing costs related to our TRU-016 product candidate and lower personnel and non-cash stock-based compensation costs due to the restructuring in February 2009. These decreases were partially offset by increased clinical trial costs for the Phase 1/2 clinical trial of TRU-016 (16201) and increased contract license fees. We expect research and development expenses to increase in the future due to the expansion of our clinical activities related to TRU-016 and increases in preclinical research. We expect these increases to be partially offset by decreases in TRU-016 manufacturing expenses as future manufacturing runs are anticipated to take place with our partner Abbott. These costs may fluctuate depending on which party in the Abbott collaboration is incurring the majority of the development costs in any particular period. Our actual research and development expenses could differ materially from those anticipated.
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
     Our research and development activities can be divided into research and preclinical programs and clinical development programs. The costs associated with research and preclinical programs and clinical development programs approximate the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and preclinical programs	$4,358	$4,147	$9,468	$9,923
Clinical development programs:
TRU-015	1,465	2,004	3,124	3,826
TRU-016	2,817	1,709	4,671	5,752
Indirect	391	238	784	676

Total clinical development programs	4,673	3,951	8,579	10,254

Total research and development	$9,031	$8,098	$18,047	$20,177

     Research and preclinical program costs consist of costs associated with our product development efforts, conducting preclinical studies, personnel costs, lab expenses and indirect costs such as rent, utilities and depreciation. Research and preclinical program costs decreased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to decreased personnel and non-cash stock-based compensation costs as a result of the restructuring in February 2009. These decreases were partially offset by increased contract license fees.
     Clinical development costs consist of direct expenses such as clinical manufacturing costs, clinical trial site and investigator fees. Indirect costs include items such as personnel costs, rent, utilities and depreciation. Costs for TRU-015 decreased in the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009 due to lower costs related to the Phase 2b clinical trial for TRU-015 in the treatment of RA. Costs for TRU-016 increased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to increased clinical development and manufacturing costs. Costs for TRU-016 decreased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to decreased outside manufacturing costs and costs incurred by Abbott that would have otherwise been incurred by us. Costs for SBI-087 are incurred by our partner, Pfizer, and as such are not included in the table above.
     The majority of our research and development programs are at an early stage and may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a variety of reasons. Product candidates may be found to be ineffective or to cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impractical to manufacture in commercial quantities at reasonable cost and with acceptable quality. As part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates may be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate or it may delay the time to completion and increase the cost to us due to the alteration of our existing strategy.
     As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Under our collaboration with Pfizer, we are responsible for winding down the Phase 2a and 2b clinical retreatment trials of TRU-015 for RA. Under our collaboration agreement with Abbott, we are the lead party responsible for the ongoing clinical trial for patients with CLL, manufacturing activities, and regulatory activities. While we are currently focused on developing SBI-087 and other non-CD20 product candidates with Pfizer and our TRU-016 product candidate with Abbott, together with other product candidates that are outside of our collaborations, we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential and value to potential partners. In addition, due to the limited availability of capital we may not be able to fund programs adequately, if at all. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.
General and Administrative Expenses
     General and administrative expenses decreased to $2.2 million in the three months ended June 30, 2010 compared to $2.6 million in the three months ended June 30, 2009. General and administrative expenses decreased to $4.8 million in the six months ended June 30, 2010 compared to $5.7 million in the six months ended June 30, 2009. The decrease was primarily due to the resignation of our Chief Executive Officer in November 2009, resulting in lower personnel and non-cash stock-based compensation expense. We expect our general and administrative expenses to increase in the future. Our actual general and administrative expenses could differ materially from those anticipated.
Net Interest Income (Expense)
     Net interest income (expense) increased to an expense of $103,000 in the three months ended June 30, 2010 from an expense of $102,000 in the three months ended June 30, 2009. Net interest income (expense) increased to an expense of $207,000 in the six months ended June 30, 2010 from an expense of $124,000 in the six months ended June 30, 2009. The increase was the result of continued low interest rates and a decrease in our average cash and investment balance We expect net interest expense to increase in the near future as a result of lower interest income from a declining cash balance and low interest rates that are not great enough to exceed interest expense on our debt.
Other Income
     Other income was $20,000 in the three and six months ended June 30, 2010 resulting from a gain on the sale of investments.

Liquidity and Capital Resources
     As of June 30, 2010, we had $42.1 million in cash, cash equivalents and investments. We have received the majority of our funding from the issuance of common stock, proceeds from our collaboration agreements, asset-based lease financings and interest earned on investments. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers, and money market accounts. We do not hold auction rate securities within our investment portfolio and, as of June 30, 2010, we did not hold any corporate securities. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
     Operating Activities. Net cash used in operating activities decreased to $12.1 million in the six months ended June 30, 2010 from $14.7 million in the six months ended June 30, 2009. We expect net cash used in operations to increase in the future due to the expansion of our clinical activities.
     Investing Activities. Net cash provided by investing activities decreased to $6.1 million in the six months ended June 30, 2010 from $17.2 million in the six months ended June 30, 2009. Investing activities consist primarily of purchases, sales and maturities of marketable securities and capital purchases.
     Financing Activities. Net cash used in financing activities was $0.6 million in the six months ended June 30, 2010 and 2009. In the six months ended June 30, 2010 and 2009, financing activities consisted primarily of payments on an equipment financing arrangement of $0.6 million.
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
     Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of Part II, Item 1A entitled “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with product development. Our future funding requirements will depend on many factors, including:
•	the ability to raise capital through strategic partnerships or in the debt/equity markets;

•	the terms and timing of any additional collaborative or licensing agreements that we may establish;

•	milestone payments projected to be received under the Pfizer and Abbott collaboration agreements;

•	the determination by any of our current collaboration partners to cease developing any product candidate that is the subject of that collaboration;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials, and other research and development activities;

•	the number of programs we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

•	the cost, timing, and outcomes of regulatory approvals; and

•	the extent to which we acquire or invest in businesses, products, or technologies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of June 30, 2010, our portfolio of investments consisted of money market accounts and U.S. treasury securities. We have no exposure to auction rate securities within our investment portfolio. The securities in our investment portfolio are not leveraged, are classified as available for sale and, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment securities. We actively monitor changes in interest rates.
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be $62,000 and $5,000 as of June 30, 2010 and 2009, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized, and reported to those responsible in order that it may be included in this quarterly report.
     (b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     (c) Limitations on effectiveness of control. Our management, including our principal executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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
Risks Related to Our Business
     Our business and results of operations are likely to be affected by our proposed merger with Emergent.
     On August 12, 2010, we signed a definitive merger agreement with Emergent, under which Emergent has agreed to acquire us. The announcement of the merger could have an adverse effect on our business in the near term if current collaborative partners curtail their relationships with us pending consummation of the proposed merger. Activities relating to the proposed merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with business partners, and cause employees to seek alternative employment, all of which could harm our business. In addition, we may be disadvantaged in our attempts to attract and retain personnel by our announcement of the proposed merger. The success of our business depends on our continued ability to attract and retain highly qualified management, scientific and manufacturing personnel. There is significant competition for personnel among companies in the biotechnology and pharmaceutical industries.
If the conditions to the proposed merger with Emergent set forth in the merger agreement are not met, the merger with Emergent may not occur.
     Several conditions must be satisfied to complete the proposed merger with Emergent. These conditions are set forth in detail in the merger agreement, which was filed with the SEC on August xx, 2010. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger. For example, if either our or Emergent’s representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.
Failure to complete the proposed merger with Emergent would negatively affect our future business and operations.
     If the proposed merger with Emergent is not completed, we could suffer a number of consequences that may adversely affect our business, operating results of operations and stock price, including the following:
  • activities relating to the proposed merger and related uncertainties may lead to a loss of progress with existing and potential corporate partners that we may not be able to regain if the proposed merger does not occur;
  • the market price of our common stock could significantly decline following an announcement that the proposed merger has been abandoned;
  • we would remain liable for our costs related to the proposed merger;
  • we may be liable for a termination fee of 3% of the upfront merger value for various reasons including if we do not obtain the vote of our stockholders in favor of the transaction, if we entern into a acquisition agreement for a superior transaction or if Emergent terminates the agreement for a material uncrured breach of our representations and warranties.
  • we may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

  • We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
  • our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid in the merger with Emergent.
     In connection with the proposed merger, we intend to file a proxy statement with the SEC in connection with the special meeting of stockholders that we will hold for the stockholders to vote on the proposed merger. The proxy statement will be mailed to all holders of our stock and contains important information about us, Emergent and the proposed merger, risks relating to the proposed merger and the combined company, and related matters. We urge all of our stockholders to read this proxy statement.
Our success depends on the success of our partnered clinical product candidates, and we cannot be certain that our partners will continue development, they will be safe or effective, complete clinical trials, receive regulatory approval or be successfully commercialized.
  In June 2010, we announced Pfizer’s decision to discontinue development of TRU-015, an investigational drug in Phase 2 evaluation for the treatment of rheumatoid arthritis, or RA,developed under our CD20 collaboration with Pfizer. Due to Pfizer’s discontinued development of TRU-015, our lead product candidate is now SBI-087. TRU-015 had completed two Phase 2b clinical trials for RA. SBI-087 is earlier in development than TRU-015 and is currently the subject of an ongoing Phase 2 trial. Patient dosing in the Phase 2 SBI-087 RA trial commenced in December 2009, and final data is not anticipated until the end of 2011. Because SBI-087 is at an earlier stage in clinical development than TRU-015 the decision by Pfizer to develop SBI-087 instead of TRU-015 is therefore likely to delay the potential commercialization of any product under our collaboration with Pfizer, which could adversely affect our business and cause the price of our common stock to decline.
     Our Abbott collaboration clinical candidate, TRU-016, and our Pfizer collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and even if we and Abbott, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a Biologics License Application, or BLA, can be submitted to the FDA for product approval.
     The regulatory approval process can take many years and require the expenditure of substantial resources. We are a party to a collaboration agreement with Pfizer pursuant to which Pfizer is responsible for regulatory approval of, and any subsequent commercialization of SBI-087. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timeline, is vested with Pfizer. Pfizer may not advance the development and commercialization of SBI-087 as quickly as we would like, if at all.
  We are also party to a collaboration agreement with Abbott pursuant to which we and Abbott must jointly agree to all development and commercialization plans and timelines for TRU-016. Acting jointly, we and Abbott may be unable to advance the development and commercialization of TRU-016 as quickly as we would, acting alone.
     Clinical trials required for FDA approval of SBI-087 for RA or SLE or TRU-016 for CLL and NHL may not be successfully completed. If required clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, our product candidates will likely not receive regulatory approval. Even if any of these product candidates receive regulatory approval, the approved product candidate may never be successfully commercialized. If our product candidates do not receive regulatory approval or are not successfully commercialized, we may not be able to generate revenue, or become profitable, which would negatively affect our ability to continue operations.
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
     We have been engaged in designing and developing compounds and product candidates since 1999 and have not generated any product revenue to date. Our net losses were $11.8 million and $17.7 million in the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we had an accumulated deficit of $133.4 million. We expect our research and development expenses to increase in the future due to increased manufacturing and clinical development costs primarily related to TRU-016, our Abbott collaboration clinical candidate, as well as the advancement of our preclinical programs, and to product candidate manufacturing costs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations. Continued operating losses and depletion of our cash balance may also result in non-compliance with our existing debt covenants and may require us to dedicate a substantial portion of our cash to repay our debt. As of June 30, 2010, our outstanding indebtedness under agreements with financial debt covenants that could be affected by continued operating losses or our cash position totaled $7.7 million. In addition, our net operating loss carry forwards and credits were substantially exhausted as a result of the payments we received from Wyeth in January 2006 pursuant to our Pfizer collaboration agreement, and additional operating loss carry forwards we had accumulated since that time were further reduced by the upfront fee we received from Facet in September 2009. Any remaining net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state law provisions, which would have an adverse effect on our ability to reduce future tax expenses.
We depend on our collaborative relationship with Pfizer to develop, manufacture, and commercialize SBI-087 and other selected product candidates.
     In October 2009, Pfizer completed its acquisition of Wyeth and Pfizer is now our collaboration partner for SBI-087.
In June 2010 we announced Pfizer’s decision to discontinue development of TRU-015, an investigational drug in Phase 2 evaluation for the treatment of rheumatoid arthritis, or RA developed under our CD20 collaboration with Pfizer. We cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the remaining collaboration product candidates. In addition to our collaboration agreement with Pfizer for the development and worldwide commercialization of SBI-087 and other therapeutics directed to CD20, we are also collaborating with Pfizer on the development and worldwide commercialization of certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. In anticipation of the completion of the research program on December 22, 2010, Pfizer has retained a subset of these non-CD20 targets licensed from us and released the remaining targets to us. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture, or commercialize one or more product candidates.
  With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer. For example, Pfizer has recently determined to discontinue clinical development of TRU-015 and is proceeding with clinical development of only one product candidate against CD20, SBI-087.
     Pfizer may not develop and commercialize our remaining product candidates as quickly as we would like, if at all. If Pfizer terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fund the development and commercialization of our product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with Pfizer, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Pfizer terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.
We depend on our collaborative relationship with Abbott to develop, manufacture and commercialize TRU-016 and other CD37-directed protein therapeutics.
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
     Our ability to receive funding for TRU-016 under the collaboration depends on our ability to collaborate effectively with Abbott. Any future payments, including milestones payable to us, will depend on the extent to which we and Abbott advance TRU-016 through development and commercialization. Abbott may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee if such a termination was more than 18 months after the beginning of the collaboration. Abbott also has the right upon 90 days’ written notice to terminate the agreement for any uncured material breach by us.
     With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee, or JSC, that must make decisions by consensus. The failure of the JSC to reach consensus on material aspects of the development or commercialization of TRU-016 would lead to dispute resolution by our respective designated officers, and potentially arbitration, any of which may delay the development of TRU-016, which may harm our business.
     Under certain circumstances, the parties have the right to opt-out of the collaboration or may be deemed to have opted-out of the collaboration. If Abbott opts-out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Abbott certain royalty payments upon the sale of that product. If Abbott has an anti-CD37 program that competes with the program under the collaboration agreement with Facet, then Abbott must either divest itself of the competing program or effect Facet’s opt-out of the collaboration in which case we would become responsible for all development and commercialization costs for all collaboration products and be obligated to pay Abbott certain royalty payments upon the sale of these products. We are currently the lead manufacturing party for TRU-016 and if we opt-out of the collaboration as a result of Facet’s change of control or any other reason allowed under the collaboration agreement, and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Abbott for up to 18 months.
     If Abbott opts-out of or terminates the agreement or fails to fulfill its obligations under the agreement, we would need to obtain the capital necessary to fully fund the development and commercialization of TRU-016 or enter into alternative arrangements with a third party. We could also become involved in disputes with Abbott, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If Abbott terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.
We currently rely on third-party manufacturers to supply our product candidates for clinical trials and will rely on third-party manufacturers to manufacture our product candidates in commercial quantities, which could delay, prevent or increase the costs associated with the clinical development and future commercialization of our product candidates.
     We currently depend on Pfizer for the supply of SBI-087. We also currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our Abbott collaboration clinical candidate. In addition, we are planning to have Abbott perform certain manufacturing services for TRU-016 in 2011. Any disruption in production, inability of these manufacturers to produce adequate quantities to meet our needs, or other impediments with respect to development, manufacturing or shipping could adversely affect our ability to successfully complete clinical trials, delay submissions of our regulatory applications, increase our costs or otherwise adversely affect our ability to commercialize our product candidates in a timely manner, if at all. For example, our commitments with Lonza for manufacturing TRU-016 expired in the second quarter of 2010 and although we are planning to have Abbott perform certain manufacturing services in 2011 for TRU-016, we currently do not have any other future manufacturing agreements at this time. We plan on negotiating for additional manufacturing capacity, however we may be unable to do so in a timely manner or on terms that are consistent with our existing agreements. If we are unable to negotiate for additional manufacturing capacity, we will need to contract with other third-party manufacturers, which may result in additional costs and may cause delays in the future supply of TRU-016 and the clinical development of TRU-016.
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
     The clinical trials and the manufacturing of our product candidates are, and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. To date, we have not successfully demonstrated in clinical trials safety or efficacy sufficient for regulatory approval. Our Abbott collaboration clinical candidate, TRU-016, and our Pfizer collaboration clinical candidate, SBI-087, commenced initial clinical testing in 2008 and as a result we only have limited clinical trial results regarding the safety or efficacy of either of these product candidates. Even if, based on the results of the initial clinical trials for TRU-016 and SBI-087, we and Abbott, in the case of TRU-016, or Pfizer, in the case of SBI-087, determine to proceed with further clinical testing, a number of additional clinical trials will be required before a BLA can be submitted to the FDA for product approval. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and we cannot assure you we will demonstrate sufficient safety and efficacy to seek or obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. All of our other product candidates remain in the discovery and pre-clinical testing stages. We may also encounter delays or rejections due to additional government regulation from future legislation, administrative action, or changes in FDA policy. We cannot assure you that regulatory approval will be obtained for any of our product candidates, and even if the FDA approves a product, the approval will be limited to those indications covered in the approval. If our current product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition, and operating results. If we are unable to discover or successfully develop drugs that are effective and safe in humans and receive regulatory approval, we will not have a viable business. We do not expect any of our current product candidates to be commercially available in major markets before 2014, if at all.
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
     Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights, and will depend in large part on our ability to:
•	obtain and maintain patent and other proprietary protection for our technology, processes, and product candidates;

•	enforce patents and defend those patents if their enforceability is challenged;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.
     The degree of future protection for our proprietary rights is uncertain. For example:
•	we might not have been the first to make the inventions claimed in our patents or disclosed in our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will result in issued patents or, if issued, such patents may not be sufficient to protect our technology or commercially viable products, and may not provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid, or unenforceable under U.S. or foreign laws;

•	the patents under which we hold rights may be invalid or not enforceable; or

•	we may develop additional proprietary technologies that are not patentable and that may not be adequately protected through trade secrets, if, for example, a competitor were to independently develop duplicative, similar, or alternative technologies.
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
     Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability, or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you that any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. We cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition, and operating results would be materially adversely affected.
     We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, would be materially adversely affected. For example, in November 2005, Merck KGaA filed a proceeding with the Office for Harmonisation for the Internal Market opposing our European registration of the trademark TRUBION and seeking to place certain restrictions on the identification of goods, services, and channels of trade description in our European trademark registration. Merck claims rights resulting from its prior trademark registration of TRIBION HARMONIS. Our action with the Court of First Instance of the European Community to annul the Board decision has been denied. Merck also filed a similar opposition in Brazil in February 2009. While this opposition is to the use of TRUBION for the identification of goods, we have successfully registered this mark for services. We have re-filed our trademark application in Europe with respect to goods, and Merck has again sought to oppose our registration for goods on July 15, 2010. We intend to vigorously pursue registration of the mark TRUBION for products in the European Union and Brazil and to challenge Merck’s claimed rights as necessary to obtain such registration; however, if we are unable to effectively defend against the opposition, we may be prohibited from using the TRUBION trademark in certain European Union jurisdictions and Brazil, which could have an adverse effect on our ability to promote the Trubion brand in those jurisdictions.
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
     There has been significant litigation in the biotechnology industry over patents and other proprietary rights, and if we become involved in any litigation it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater resources. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses, and pay substantial royalties in order to continue to manufacture or market the affected products. We cannot assure you we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, if at all. In addition, uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Ultimately we could be prevented from commercializing a product or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Should third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs to us and an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.
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
     Product Candidates for Autoimmune and Inflammatory Diseases. If approved for the treatment of RA, we anticipate that our product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Enbrel® (Amgen, Pfizer and Takeda), Remicade® (Centocor Ortho Biotech, Merck and Mitsubishi Tanabe), Humira® (Abbott and Eisai), Orencia® (BMS), Cimzia® (UCB and Otsuka), Simponi® (Centocor Ortho Biotech and Merck), Actemra® (Roche and Chugai) and Rituxan® (Genentech, Roche and Biogen Idec). If approved for the treatment of SLE, our product candidates will compete with other therapies.
     Product Candidates for B-cell Malignancies. If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37-directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera® (Genentech, Roche and Biogen Idec), Zevalin® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GSK), Campath® (Genzyme and Bayer Schering AG), Treanda® (Cephalon Oncology) and Arzerra® (GSK and Genmab).
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
     We currently do not have any internal sales, marketing, or distribution capabilities. In order to commercialize any of our product candidates that are approved for commercial sale, we must either acquire or internally develop a sales, marketing, and distribution infrastructure or enter into collaborations with partners able to perform these services for us. In December 2005, we entered into a collaboration agreement with Wyeth, now Pfizer, to develop and commercialize therapeutics directed to the CD20 protein and other targets. In August 2009, we entered into a collaboration agreement with Facet to develop and commercialize TRU-016. If we do not enter into collaborations with respect to product candidates not covered by the Pfizer or Abbott collaborations, or if any of our product candidates are the subject of collaborations with partners that are not able to commercialize such product candidates, we will need to acquire or internally develop a sales, marketing, and distribution infrastructure. Factors that may inhibit our efforts to commercialize our product candidates without partners that are able to commercialize the product candidates include:
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
Risks Related to Our Common Stock
Prior to the completion of our proposed merger with Emergent, the trading price of our common stock may fluctuate based on the trading price of Emergent common stock.
     Upon the terms of our merger agreement with Emergent, holders of our common stock will receive a cash payment of $1.365, approximately 0.1641 of a share of Emergent common stock, and a contingent value right for each share of our common stock that they hold immediately prior to the effective time of the merger. As a result, our stock price may fluctuate based on the trading price of Emergent common stock and market assumptions regarding the probability that the transaction will be completed. The trading price of Emergent common stock may be influenced by a variety of factors beyond its control, including general economic and market conditions.
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
     The trading prices of many smaller publicly traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in October 2006, the price of our common stock has ranged from an intra-day low of $1.00 to an intra-day high of $22.50. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	the effect of the announcement or pendency of our proposed merger with Emergent on our relationships with our collaborators, operating results and business generally;

•	the occurrence of any event, change or circumstance that could give rise to the ability on the part of Emergent to terminate the definitive agreement for our proposed merger;

•	the possibility that our proposed merger with Emergent will not be completed for any reason;

•	low trading volumes;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, changes in or terminations of relationships, significant contracts, commercial relationships, or capital commitments;

•	commencement of, or our involvement in, litigation;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	any major change in our board or management;

•	quarterly variations in our operating results or those of our collaborators or competitors;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war, and/or events of terrorism.
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
     As of June 30, 2010, our executive officers, directors, current five percent or greater stockholders, and affiliated entities together beneficially owned approximately 78% of our outstanding common stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial.
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
     The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

ITEM 6.	EXHIBITS

Exhibit
Number		Description
3.1		Amended and Restated Certificate of Incorporation (Exhibit 3.1)(A)

3.2		Amended and Restated Bylaws (Exhibit 3.1)(B)

4.1		Form of common stock certificate (Exhibit 4.1)(C)

4.2		Amended and Restated Investor Rights Agreement, dated July 13, 2004 (Exhibit 4.2)(A)

4.3		Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated December 19, 2005 (Exhibit 4.3)(A)

10.1	*†	Amendment No. 2, dated April 12, 2010, to the Collaboration and License Agreement dated as of December 19, 2005 by and between the registrant and Wyeth LLC

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 2, 2006 (File No. 333-134709).

(B)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 001-33054).

(C)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (File No. 333-134709).

*	Filed herewith.

†	Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 16, 2010

TRUBION PHARMACEUTICALS, INC.
By:	/s/ John A. Bencich
John A. Bencich
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer and Authorized Officer)